Form 10-Q
period 2012-09-30
Nuveen Long/Short Commodity Total Return Fund
filed 2012-12-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-35710

Nuveen Long/Short Commodity Total Return Fund

(Exact name of registrant as specified in its charter)

Delaware	45-2470177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

(877) 827-5920

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 6, 2012, the registrant had 18,800,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Statements of Financial Condition at September 30, 2012 and December 31, 2011	3

	Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011	4

	Statements of Changes in Shareholder’s Capital for the nine months ended September 30, 2012 and the year ended December 31, 2011	5

	Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash	$20,055	$20,055
Deferred offering costs	400,000	400,000
Receivable from Manager	378,000	168,000

Total assets	798,055	588,055

LIABILITIES
Payable for:
Offering costs	400,000	400,000
Organization expenses	378,000	168,000

Total liabilities	778,000	568,000

SHAREHOLDER’S CAPITAL
Paid-in capital, unlimited number of shares authorized, 840 shares issued and outstanding at September 30, 2012 and 840 shares issued and outstanding at December 31, 2011	20,055	20,055

Total shareholder’s capital (Net assets)	20,055	20,055

Total liabilities and shareholder’s capital	$798,055	$588,055

Net assets	$20,055	$20,055
Shares outstanding	840	840

Net asset value per share outstanding (net assets divided by shares outstanding)	$23.88	$23.88

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011(1)		2012	2011(1)
Investment Income	$—	$—		$—	$—

Expenses:
Organization expenses	4,000	23,000		210,000	66,000

Total expenses before expense reimbursement	4,000	23,000		210,000	66,000

Expense reimbursement	(4,000)	(23,000)		(210,000)	(66,000)

Net expenses	—	—		—	—

Net investment income (loss)	—	—		—	—

Net income (loss)	$—	$—		$—	$—

Net income (loss) per weighted-average share	$—	$—	(2)	$—	$—	(2)
Weighted-average shares outstanding	840	840	(2)	840	840	(2)

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.

(2)	For the period August 31, 2011 (initial issuance of shares) through September 30, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDER'S CAPITAL

(Unaudited)

	Nine Months Ended September 30, 2012	Period Ended December 31, 2011(1)
Shareholder’s capital-beginning of period	$20,055	$—
Issuance of shares	—	20,055

Net increase (decrease) in shareholder’s capital resulting from operations	—	—

Shareholder’s capital-end of period	$20,055	$20,055

Shares-beginning of period	840	—
Issuance of shares	—	840

Shares-end of period	840	840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011(1)
Cash flows from operating activities:
Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in:
Receivable from Manager	(210,000)	(66,000)
Deferred offering costs	—	(400,000)
Increase (Decrease) in:
Payable for offering costs	—	400,000
Payable for organization expenses	210,000	66,000

Net cash provided by (used in) operating activities	—	—

Cash flows from financing activities:
Proceeds from issuance of shares	—	20,055

Net cash provided by (used in) financing activities	—	20,055

Net increase (decrease) in cash	—	20,055
Cash-beginning of period	20,055	—

Cash-end of period	$20,055	$20,055

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”), is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares began trading on the NYSE MKT on October 26, 2012 under the ticker symbol “CTF.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the 1940 Act”), and is not subject to regulation thereunder.

As of September 30, 2012, the Fund had no operations other than those related to organizational matters, the initial contribution of $20,055 by the Manager, the recording of the Fund’s organizational expenses of $378,000 and their reimbursement by Nuveen Securities, LLC, (“Nuveen Securities”), a wholly-owned subsidiary of Nuveen. The initial contribution of $20,055 by the Manager was received on August 31, 2011, in exchange for 840 Fund shares.

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-advisor”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities Exchange Commission (“SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), to manage as the Fund’s collateral investments. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Fund’s investment objective is to generate attractive total returns. The Fund will be actively managed and will seek to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objectives, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s Commodity Sub-advisor will use a rules based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings, and whether the futures positions in each commodity are held long, short or flat. The Fund’s commodity investments will, at all times, be fully collateralized and will be unleveraged. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund’s investment strategy will utilize the Commodity Sub-advisor’s proprietary long/short commodity investment program, which has three principal elements:

•	An actively managed long/short portfolio of exchange-traded commodity futures contracts;

•	A portfolio of exchange-traded commodity option contracts; and

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements for the period ended June 30, 2012, included in the Fund’s prospectus dated October 25, 2012. The financial statements and prospectus filed with the SEC are available on their website at www.sec.gov.

Basis of Accounting

The accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Fund defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

Organizational Expenses and Offering Costs

Nuveen Securities, LLC has agreed to (i) reimburse all organization expenses of the Fund (approximately $378,000 as of September 30, 2012) and (ii) pay all offering costs (other than sales load) that exceed $.05 per share. Based on an estimated offering size of $200,000,000 (approximately 8,000,000 shares), the Fund would pay a maximum of $400,000 offering costs and Nuveen Securities would pay all offering costs in excess of $400,000, which as of September 30, 2012 were estimated to be $1,610,000. The Fund’s share of offering costs will be recorded as a reduction of the proceeds from the sale of the shares upon the Fund’s commencement of operations.

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s independent committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund expects the risk of loss pursuant to these contracts to be immaterial.

3. Related Parties

The Manager, the Commodity Sub-advisor and the Collateral Sub-advisor are considered to be related parties to the Fund.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual management fee, payable monthly, based on the Fund’s average daily net assets, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-advisor and the Collateral Sub-advisor. Both the Commodity Sub-advisor and the Collateral Sub-advisor are compensated for their services to the Fund from the management fees paid to the Manager.

4. Financial Highlights

As of September 30, 2012, the Fund had no operations other than those related to organizational matters and therefore there are no financial highlights to present for the three and nine months ended September 30, 2012, the three months ended September 30, 2011 or the period May 25, 2011 through September 30, 2011.

5. Subsequent Events

Commencement of Operations

On October 26, 2012, the Fund commenced operations with the initial public offering of 18,800,000 shares, which resulted in total gross proceeds of $470,000,000 and total net proceeds of $447,910,000, after underwriting commissions of $21,150,000 and offering expenses of $940,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”), Gresham Investment Management LLC and its Near Term Active division (such division referred to herein as “Gresham” or the “Commodity Sub-advisor”) and Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Long/Short Commodity Total Return Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Fund and the Manager undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Fund is a commodity pool, which was organized as a Delaware statutory trust on May 25, 2011. As of September 30, 2012, the Fund had not commenced operations and had been inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund will be actively managed and will seek to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s Commodity Sub-advisor will use a rules based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings and whether the futures positions in each commodity are held long, short or flat. The Fund’s commodity investments will, at all times, be fully collateralized and will be unleveraged. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF”.

Results of Operations

As of September 30, 2012, the Fund had not commenced operations and had been inactive except for matters relating to its organization and registration. The Fund’s net assets of $20,055 as of September 30, 2012, consist of a capital contribution made by the Manager on August 31, 2011, in exchange for 840 shares. The Fund initiated its operating activities with the commencement of its initial public offering on October 26, 2012.

Critical Accounting Policies and Estimates

The Fund’s financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of the financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. The Fund’s actual results may differ from the estimates used. In addition, please refer to Note 2 of the Fund’s financial statements included in this Report for further discussion of the Fund’s accounting policies.

Liquidity and Capital Resources

As of September 30, 2012, the Fund had not commenced operations and therefore had not begun its commodity investment activities. The Fund’s long/short commodity investment program is an actively managed, fully collateralized, rules-based commodity investment strategy that seeks to capitalize on opportunities in both up and down commodity markets. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund does not intend to utilize leverage and its commodity contract positions will be fully collateralized. Ordinary expenses and distributions are expected to be met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund will earn interest on its continuing investments in short-term, high grade debt securities with the cash balance on deposit with the custodian bank earning credits and will generate option premiums from the options that it will write.

The Fund’s investments in commodity futures contracts and options on commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund will invest in commodity futures contracts, its capital is at risk from changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Investing in commodity futures contracts will involve the Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Fund’s commitments to purchase commodities will be limited to the gross or face amount of the contracts held.

The Fund’s exposure to market risk may be influenced by a number of factors, including changes in international balances of payments and trade, currency devaluations and revaluations, changes in interest and foreign currency exchange rates, price volatility of commodity futures contracts and market liquidity, weather, geopolitical events and other factors. The inherent uncertainty of the Fund’s investments as well as the development of drastic market occurrences could ultimately lead to a loss of all, or substantially all, of investors’ capital.

Credit Risk

The Fund may be exposed to credit risk from its investments in commodity futures contracts and options on commodity futures contracts resulting from the clearing house associated with a particular exchange failing to meet its obligations to the Fund. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., as in some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

In addition, the Fund’s collateral portfolio of high-quality cash instruments bears the risk of default by the U.S. government or its agencies.

The Fund’s investment strategy will attempt to moderate these market risks, and the Commodity Sub-advisor will attempt to minimize credit risks, by requiring the Fund to abide by various investment limitations and policies, which will include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor will implement procedures which will include, but will not be limited to:

•	Employing the options strategy to reduce directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with creditworthy counterparties;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodities contracts combined; and

•	Generally limiting transactions to contracts which will be traded in sufficient volume to permit the efficient taking and liquidating of positions.

The commodity broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, will be required by the Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for, and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures investment. The commodity broker will not be allowed to commingle such assets with other assets of, or held by, the commodity broker. In addition, CFTC regulations also will require the commodity broker, when acting as the Fund’s futures commission merchant, to hold in a separate account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with others assets of, or held by, the commodity broker.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Fund had not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations will be with the Manager, the Commodity Sub-advisor, the Collateral Sub-advisor, the custodian, the transfer agent, and the commodity broker. Management fee payments made to the Manager will be calculated as a fixed percentage of the Fund’s net assets. The custodian fee will be calculated based on the Fund’s assets and trading activities. The transfer agent fee will be calculated based on the total number of registered accounts. Commission payments to the commodity broker will be on a contract-by-contract basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This section is not applicable as the Fund had not commenced operations as of the end of the quarter ended September 30, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Manager of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the reporting period covered by this Report that have materially affected, or one reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Fund and its shareholders face a number of significant risks. You should be aware of the various risks, including those described below. You should consider carefully the risks described below. You should also refer to the other information included in this Report, and in the Fund’s other filings with the Securities and Exchange Commission (“SEC”), which are available on the Fund’s website at www.nuveen.com/CommodityInvestments and at www.sec.gov. Additional risks and uncertainties not presently known by the Fund, or not presently deemed material by the Fund, may also impair the Fund’s operations and performance. If any of the following events occur, the Fund’s performance could be materially and adversely affected. In such a case, the Fund’s net asset value and the trading price of the Fund’s shares may decline and you may lose all or part of your investment.

An investment in the Fund involves a high degree of risk. You should not invest in shares unless you can afford to lose all of your investment.

Commodity Investment Strategy Risks

You may lose all of your investment. An investment in the Fund’s shares is subject to investment risk, including the possible loss of the entire amount that you invest. An investment in the Fund’s shares represents an indirect investment in the commodity futures contracts owned by the Fund, the prices of which can be volatile, particularly over short time periods. Investments in individual commodity futures contracts and options on futures contracts historically have had a high degree of price variability and may be subject to rapid and substantial price changes. These price changes may be magnified by computer-driven algorithmic trading, which is becoming more prevalent in the commodities markets. The Fund could incur significant losses on its investments in those commodity futures contracts. If the Fund experiences greater losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund’s historical performance is positive. The Fund’s risk-adjusted returns over any particular period may be positive or negative. Movements in commodity investment prices are outside of the Fund’s control, are extremely difficult to predict, and may not be anticipated by the Commodity Sub-advisor. Price movements may be influenced by, among other things:

•	Governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	Weather and climate conditions;

•	Changing supply and demand relationships;

•	Changes in international balances of payments and trade;

•	U.S. and international rates of inflation;

•	Currency devaluations and revaluations;

•	U.S. and international political and economic events;

•	Changes in interest and foreign currency/exchange rates;

•	Market liquidity; and

•	Changes in philosophies and emotions of market participants.

The Fund’s shares do not represent a deposit or obligation of, and are not guaranteed or endorsed by, any bank or other insured depository institution, and are not federally insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency.

The changing interests of investors, hedgers and speculators in the commodity markets may influence whether futures prices are above or below the expected future spot price. In order to induce investors or speculators to take the corresponding long side of a futures contract, commodity producers must be willing to sell futures contracts at prices that are below the present value of expected future spot prices. Conversely, if the predominant participants in the futures market are the ultimate purchasers of the underlying commodity futures contracts in order to hedge against a rise in prices, then speculators should only take the short side of the futures contract if the futures price is greater than the present value of the expected future spot price of the commodity. This can have significant implications for the Fund when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract. If the interests of investors, hedgers and speculators in futures markets have shifted such that commodity purchasers are the predominant participants in the market, the Fund will be constrained to reinvest at higher futures prices which could have a negative effect on the Fund’s returns and may cause the Fund to suffer losses on its short positions. Conversely, if commodity sellers are the predominant participants in the market, the Fund will be constrained to reinvest at lower prices which could have a negative effect on the Fund’s returns and may cause it to suffer losses on its long positions.

Regulatory trading developments could significantly and adversely affect the Fund. Commodity markets are subject to comprehensive statutes and regulations promulgated not only by the CFTC but also by self-regulatory organizations such as the National Futures Association (“NFA”). Among other things, the CFTC and the exchanges on which futures contracts are traded, are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits, and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government, self-regulatory and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

Regulatory and exchange position limits may adversely affect the Fund. The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily trading limits.” Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that impose position limits on 28 physical commodity futures and options contracts and on swaps that are economically equivalent to such contracts, in order to prevent excessive speculation and manipulation in the commodity markets. The contracts include certain agricultural, metals, and energy commodities to be traded by the Fund. Under such regulations, position limits would be set on the spot month, single month and all-months-combined across different trading venues for contracts based on the same underlying commodity. The position limits were to be implemented in two phases: the first phase was to be on spot month contracts for which position limits were established under prior regulations (i.e., certain agricultural contracts called “legacy contracts”) based on exchange data and existing limits. In the second phase, the CFTC was to adjust the limits on spot month legacy contracts on a regular schedule, set to 25% of the CFTC’s determination of estimated deliverable supply for the commodity in normal cash marketing channels at the contract’s delivery point. The Fund does not intend to trade contracts in the spot month, which the final regulations define generally as the period commencing just before the first notice day for any delivery month and terminating at the end of the delivery period. Non-spot month limits for non-legacy contracts (agricultural contracts not subject to position limits before the final regulations, and energy and metals contracts) were to be set in the second phase based on a scaled percentage of the total open interest for a 12-month time period.

On September 28, 2012, in a lawsuit filed against the CFTC by the International Swaps and Derivatives Association and the Securities Industry and Financial Markets Association, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC may appeal the court’s decision and seek a stay of the decision pending appeal, and the new position limit regulations, or other regulations with similar effect, could still become effective in the future. The regulations that were the subject of this decision are referred to elsewhere in this Report as the “proposed regulations” or the “proposed position limit regulations.”

The existing and proposed position limit regulations require that a trader aggregate all positions in accounts in which the trader, directly or indirectly, holds an ownership or equity interest of 10 percent or more as well as accounts over which the trader controls trading. A trader would also be required to aggregate positions in multiple accounts or commodity pools, including, under the proposed regulations, passively-managed index funds, if those accounts or pools have identical trading strategies. The proposed regulations provide for daily and monthly reporting of cash commodity transactions and corresponding hedge positions if limits are exceeded and an enhanced reporting regime for traders who hold or control positions in certain energy and metals contracts above a specified net long or net short position.

A trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “Independent Account Controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under applicable CFTC regulations. If the CFTC’s new position limit regulations or any reproposed or other similar position limit regulations become effective, or if Gresham’s positions were to exceed currently applicable position limits, then Gresham’s Near Term Active division (“Gresham NTA”) would operate under the independent account controller exemption such that Gresham NTA would not be required to aggregate its positions with Gresham Investment Management LLC (“Gresham LLC”)’s other division. Gresham NTA makes all trading decisions independently from Gresham LLC’s other division. The independent account controller exemption is self-effecting and will be effective without any action by the CFTC. If the CFTC were to terminate, suspend or revoke or not renew the independent account controller exemption, or that exemption were otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham, and could adversely affect the Fund.

Prior to the court decision vacating the CFTC’s new position limit rules, the compliance date for agricultural spot month and non-spot month legacy contracts and the aggregation of such limits was to be October 12, 2012, but a new compliance date (if any) will be subject to any further developments relating to or resulting from the district court litigation. For non-spot month non-legacy contracts the compliance date was to be determined by the CFTC when it establishes limits, expected to be in approximately 12 months after collection of swap positional data. Prior to this time, traders are required to comply with existing position limits and exchange accountability levels.

The final regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by these regulations.

Any deflation or unanticipated changes in inflation may negatively affect the expected future spot price of underlying commodities. Deflation or unanticipated changes in the rate of inflation may result in changes in the future spot price of the underlying commodities that could negatively affect the Fund’s profitability and result in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on the future spot prices, adversely affecting the Fund’s operations and profitability, to the extent the Fund has taken a long position in the affected commodities.

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful. The Fund employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. Option premiums generated by this strategy may also enable the Fund to more efficiently implement its distribution policy. The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes.

Specific price movements of the commodities or futures contracts underlying an option cannot be accurately predicted. There may be imperfect correlation between the changes in the market value of the futures contracts and the corresponding options contracts held by the Fund. Accordingly, the return performance of the Fund’s commodity futures contracts may not parallel the performance of the commodities that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund’s overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund’s ability to generate income and gains and limit losses. Because of the volatile nature of the commodities markets, the writing (selling) of commodity options involves a high degree of risk.

The Fund may forego gains (i.e., capital appreciation above the option exercise price for sold call options) on up to 25% of its long commodity futures contracts as a result of selling commodity call options. The Fund may forego gains on up to 25% of its short commodity futures contracts as a result of selling commodity put options. The Fund may sell short-term commodity call or put options with terms of up to twelve months on a continual basis on up to approximately 25% of the notional value of each of its commodity futures contracts that, in Gresham’s determination, have sufficient option trading volume and liquidity. Initially, the Fund expects to sell commodity options on approximately 15% of the notional value of each of its commodity futures contracts. Accordingly, the Fund is effectively limiting its potential for gains from price increases on long commodity futures positions and effectively limiting its potential for gains from price declines on short commodity futures positions during the option term on up to 25% of the notional value of its portfolio invested in commodity futures contracts. The extent of foregone capital appreciation depends on the value of the commodity futures contract relative to the exercise price of each such option and option premium realized.

The Fund is subject to gap risk, which is the risk that a commodity price will change from one level to another with no trading in between. Usually such movements occur when there are adverse news announcements, which can cause a commodity price to drop substantially from the previous day’s closing price. In the event of an extreme market change or gap move in the price of a single commodity where Gresham is unable to trade, the Fund’s exposure to that commodity will increase in proportion to the Fund’s option exposure. The Fund’s option strategy increases the Fund’s gap risk and could adversely affect the Fund’s performance in the event that the price of an individual commodity futures contract drops or increases substantially. Gap risk may also negatively impact the trading price of the Fund’s shares.

Risk that the Fund’s Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund’s shares may trade at prices other than the Fund’s net asset value per share. The net asset value of each share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share and that shares may trade at a discount from their net asset value (which could be significant). The price difference may be due to the fact that supply and demand forces at work in the secondary trading market for shares are not necessarily the same as the forces influencing the prices of the commodity futures contracts and other instruments held by the Fund at any point in time.

Risks Related to an Exchange Listing

The Exchange may halt trading in the shares which would adversely impact your ability to sell shares. The Fund’s shares are listed on the NYSE MKT under the market symbol “CTF.” Trading in shares may be halted due to market conditions or, in light of the NYSE MKT rules and procedures, for reasons that, in the view of the NYSE MKT, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged.

The lack of an active trading market for shares may result in losses on your investment at the time of disposition of your shares. Although the Fund’s shares are listed on the NYSE MKT, there can be no guarantee that an active trading market for the shares will be maintained. If you need to sell your shares at a time when no active market for them exists, the price you receive for your shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

Commodity Sub-advisor Risks

Gresham is using a strategy for the Fund that differs from the strategy on which its historical performance record is based. Prior to the completion of the Fund’s initial public offering, Gresham has not previously managed client accounts utilizing the long/short commodity investment program and, as a result, its historical performance record is not based on the investment approach used for the Fund.

Past performance is no assurance of future results. Any subsequent commodity sub-advisor to the Fund may employ a different commodity investment strategy than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisors take into account unanticipated world events that may cause losses to the Fund. The addition of the Fund’s account may also substantially increase the total amount of assets Gresham manages, which could adversely affect its performance. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-advisor’s strategies may not be applicable in the future. The Commodity Sub-advisor or any subsequent commodity sub-advisor may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. The Manager does not anticipate that this will occur frequently, if at all. You will be informed of any changes to the Commodity Sub-advisor’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-advisor or any subsequent commodity sub-advisor without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance.

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-advisor, its principals and its affiliates are typically combined for speculative position limit purposes.

It is possible that the Commodity Sub-advisor will approach or reach position limits and, if so, will have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory “position limits,” potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations and profitability, as compared to the Index. In addition, a violation of speculative position limits by the Commodity Sub-advisor could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-advisor on behalf of its accounts. There can be no assurance that the Commodity Sub-advisor will liquidate positions held on behalf of all the Commodity Sub-advisor’s accounts, including the Commodity Sub-advisor’s own accounts, in a proportionate manner. In the event the Commodity Sub-advisor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

Increased competition could adversely affect the Fund. The Commodity Sub-advisor believes that there has been, over time, an increase in interest in commodity investing. As Gresham’s capital under management increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Commodity Sub-advisor, or otherwise alter historical trading patterns or affect the execution of trades, to the detriment of the Fund.

Other Risks of the Fund’s Investment Strategy

Shares may be adversely affected if Gresham makes changes to the Fund in response to changes in the composition and/or valuation of the Index. The composition of the Index may change over time as the commodity futures contracts in the Index are added or replaced. In addition, Index positions, and, therefore, positions taken by the Fund, may change quickly and frequently in response to changes in the commodities markets, which would result in greater trading expenses being incurred by the Fund. Furthermore, the Index sponsor may modify the method for determining the composition and weightings of the Index and for calculating its value in order to ensure that the Index represents a measure of the performance over time of the markets for the underlying commodities. Because the Index is serving as a benchmark measure for the Fund, the composition and weighting of their respective portfolios, while not identical, are likely to largely resemble each other. If the method for determining the Index composition and/or weighting were to change over time, any such changes could adversely impact the ability of the Fund to continue to track the Index.

An investment in the Fund may not necessarily diversify an investor’s overall portfolio. The investment performance of the Index, the benchmark against which the Fund compares its performance, has shown little long-term historical correlation to the performance of traditional asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of the Index, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets, or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, and you may suffer losses on your investment in the Fund at the same time losses on your other investments are increasing.

The concentration of certain commodities in the Index may result in greater volatility. As of August 31, 2012, the Index had its highest weightings in the energy and agriculture sectors (40.92% and 34.15%, respectively). As a result, the Fund may invest a substantial portion of its net assets in long positions in the energy and agriculture sectors. A downturn in the energy and agriculture sectors could have a larger impact on the Fund than on a fund that does not concentrate in these sectors. In addition, the Fund may invest a substantial portion of its net assets in short positions in the agriculture sector and this concentration could negatively impact the Fund if prices of agricultural commodities trend up.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund and the absence of “contango” in the prices of commodity futures contracts held short may cause the price of your shares to decrease. As the futures contracts included in the Index and held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held (long or short) in September 2012 may have an expiration date in December 2012. As this contract nears expiration, a long position in the contract may be replaced by selling the December 2012 contract and purchasing a contract expiring in March 2013, or a short position may be replaced by covering or purchasing the December 2012 contract and selling short the March 2013 contract. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the December 2012 contract would be made at a higher price than the purchase of the March 2013 contract, thereby allowing the Fund to purchase a greater quantity of the March 2013 contract. Conversely, a “contango” market is one in which the price of commodity futures contracts in the near-term months are lower than the price of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. Absent other factors, covering a short position in the March 2012 contract by purchasing that contract at a lower price than the price of replacing it with a short position in the June 2012 contract would allow the Fund to sell short a greater quantity of the June 2012 contract. Because the Fund’s strategy is based in part on taking advantage of such “backwardation” and “contango” situations, the absence of “backwardation” or “contango” in certain commodities in which the Fund is long or short could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares.

There may be a loss on investments in short-term debt securities. When the Fund purchases a futures contract, the Fund is required to deposit with its futures commission merchant only a portion of the value of the contract. This deposit is known as “initial margin.” If and when the market moves against the position, the Fund is required to make additional deposits known as “variation margin.” The Fund invests its assets, other than the amount of margin required to be maintained by the Fund, in short-term, high grade debt securities. The value of these high grade debt securities generally moves inversely with movements in interest rates (declining as interest rates rise). The value of these high grade debt securities might also decline if the credit quality of the issuer deteriorates, or if the issuer defaults on its obligations. If the Fund is required to sell short-term debt securities before they mature when the value of the securities has declined, the Fund will realize a loss. This loss may adversely impact the price of the Fund’s shares.

Daily disclosure of portfolio holdings could allow replication of the Fund’s portfolio and could have a negative effect on the Fund’s holdings. Because the Fund’s total portfolio holdings will be disclosed on a daily basis, other investors may attempt to replicate the Fund’s portfolio or otherwise use the information in a manner that could have a negative effect on the Fund’s individual portfolio holdings and the Fund’s portfolio as a whole.

Certain of the Fund’s investments may become illiquid. The Fund may not always be able to liquidate its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity investments.

Unexpected market illiquidity may cause losses to investors. The large stated value of the investments that the Commodity Sub-advisor will acquire for the Fund increases the risk of illiquidity by both making its investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

The Fund is subject to short exposure when it sells short a futures contract or writes a put option. Short sales are transactions in which the Fund initiates a position by selling a futures contract short. A short futures position allows the short seller to profit from declines in the price of the underlying commodity to the extent such declines exceed the transaction costs. In a short sale transaction, the Fund must deliver the underlying commodity at the contract price to a buyer of the contract who stands for delivery under the rules of the exchange that lists the contract or must offset the contract by entering into an opposite and offsetting transaction in the market. Likewise, the writer of a call option is required to deliver the underlying futures contract at the strike price or offset the option by entering into an opposite and offsetting transaction in the market. The price at such time may be higher or lower than the price at which the futures contract was sold short or the strike price of the call option when the option was written. If the underlying price of the futures contract goes down between the time that the Fund sells the contract short and offsets the contract, the Fund will realize a gain on the transaction. If the price of the underlying futures contract drops below the strike price of the call option written, the option will expire worthless and the Fund also will realize a gain to the extent of the option premium received. Conversely, if the price of the underlying short futures contract goes up during the period, the Fund will realize a loss on the transaction. If the price of the underlying futures contract is higher than the strike price of a call option written, the option will become in-the-money and the Fund may realize a loss less any premium received for writing the option. A short sale creates the risk of an unlimited loss since the price of the underlying commodity in a futures contract or the underlying futures contract in a call option written could theoretically increase without limit, thus increasing the cost of covering the short positions. In circumstances where a market has reached its maximum price limits imposed by the exchange, the short seller may be unable to offset its short position until the next trading day, when prices could increase again in rapid trading.

Investments in futures contracts will expose the Fund to the risk of temporary aberrations or distortions in the commodity markets. The Fund is subject to the risk that temporary aberrations or distortions in the markets (such as war, strikes, geopolitical events and natural disasters) will occur that impact commodity prices and negatively impact the value of the Fund’s long and/or short positions, thereby adversely affecting the value of your shares.

Because the futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while shares of the Fund trade unprofitably.

Because the Fund may invest a substantial portion of its net assets in the energy sector it is subject to certain risks. A downturn in the energy sector could have a larger impact on the Fund than on a fund that does not concentrate in the sector. At times, the performance of commodities in the energy sector may lag the performance of other sectors or the broader commodity market. The prices of commodities in the energy sector may be adversely effected by weather and other catastrophic events such as leaks, fires, explosions, damage to facilities and equipment resulting from natural disasters, inadvertent damage to facilities and equipment, and terrorist acts.

Recent market conditions. The financial crisis in the U.S. and global economies over the past several years, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. These market conditions may continue or deteriorate further and may add significantly to the risk of short-term volatility in the Fund. In response to the crisis, the U.S. and other governments, and the Federal Reserve and certain foreign central banks, have taken steps to support financial markets. Withdrawal of this support, failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts. Because these events are widespread and largely unprecedented, it may be unusually difficult for the Fund to identify both risks and opportunities using past models of the interplay of market forces, or to predict the duration of these market conditions. The severity or duration of these conditions may also be affected by policy changes made by governments or quasi-governmental organizations. Changes in market conditions will not have the same impact on all types of securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the ongoing European debt crisis, which began in Greece and has spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets, and it is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

In the United States, on August 5, 2011, Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“S&P”), lowered its long-term sovereign credit rating on the U.S. federal government debt to “AA+” from “AAA.” The downgrade by S&P has increased volatility in financial markets, and could result in higher interest rates and higher Treasury yields and increase the costs of capital and financing. In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact issuers in a different country or region.

Risk of Investing in Non-U.S. Markets

Investing in non-U.S. markets will expose the Fund to additional credit and regulatory risk. The Fund may invest in commodity futures contracts and options on commodity futures contracts in non-U.S. markets. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Neither the SEC, CFTC, NFA, nor any domestic exchange, regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange, or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Fund would have less legal and regulatory protection than it does when it invests domestically.

Investing through non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss on investments of the Fund in the affected international markets.

Regulatory and Operating Risks

The Fund is not a regulated investment company. Unlike other Nuveen Investments, Inc. (“Nuveen Investments”)-sponsored funds, the Fund is not a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

The Fund has no operating history. The Fund is new and has no operating history. Therefore, there is no performance history for the Fund to serve as a basis for you to evaluate an investment in the Fund.

Manager and Commodity Sub-advisor experience. The Manager, Commodity Sub-advisor, and Collateral Sub-advisor act in similar capacities for the Nuveen Diversified Commodity Fund (“CFD”), which is a Nuveen Investments-sponsored commodity pool traded on the NYSE MKT that completed its initial public offering on September 30, 2010. Prior to the initial public offering of CFD, the Manager had not previously operated a commodity pool or selected a commodity trading advisor. Prior to the completion of the Fund’s initial public offering, the Commodity Sub-advisor had not previously managed client accounts utilizing the long/short commodity investment program.

The Fund is a new investment product and the value of the Fund’s shares could decrease if the trading methodology fails to produce the desired results or unanticipated operational or trading problems occur. Certain new mechanisms and operational procedures involving the trading and composition of the Fund’s portfolio have been developed specifically for this Fund. Accordingly, there may be unanticipated problems or issues with respect to the trading and operational procedures of the Fund that could have a material adverse effect on an investment in the shares. In addition, there can be no assurance that the trading methodology employed in determination of the Fund’s positions will deliver the desired results.

Conflicts of interest could adversely affect the Fund. There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions by the Fund. In addition, the Collateral Sub-advisor and Commodity Sub-advisor are affiliates of the Manager. Each sub-advisor may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-advisor approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the Manager and the sub-advisors have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the sub-advisors have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the sub-advisors resolve conflicts of interest as they arise based on its judgment and analysis of the particular conflict. The Manager and the sub-advisors seek to resolve all potential conflicts in a manner that is fair and equitable to the Fund and its shareholders over time. However, there may be instances in which the Manager and/or the sub-advisors could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the Manager relies heavily on Gresham, which has a relatively small number of personnel. If any of Jonathan S. Spencer or Douglas J. Hepworth, President and Chief Investment Officer, and Director of Research, respectively, of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, NCAM, Nuveen Asset Management and Gresham may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

The Fund’s long/short commodity investment strategy is not designed to provide the return of any single commodity or to replicate the performance of long-only commodity market benchmarks. In any given period, the net asset value returns of the Fund may differ substantially from any single commodity or long-only commodity market benchmarks. The relative balance of the Fund’s long/short exposure may vary significantly over time and at certain times the Fund’s aggregate exposure may be all long, all short or flat, or may consist of various combinations (long, short and flat) thereof. The Fund is not expected to provide a hedge against inflation in market environments when the Fund’s aggregate exposure is predominantly short and flat.

In the event of a loss on your investment, you have no recourse against Morningstar, Inc., the sponsor of the Index. The shares are not sponsored, endorsed, sold or promoted by the Index sponsor. The Index sponsor makes no representation or warranty, express or implied, to the owners of shares or any member of the public regarding the advisability of investing in commodity futures or option contracts or in the Fund. The Index sponsor’s only relationship to the Manager and the Fund is the licensing of certain trademarks, trade names and other intellectual property of the Index sponsor. The Index is determined and composed by the Index sponsor without regard to the Manager or the Fund. The Index sponsor has no obligation or liability in connection with the formation, management, marketing or promotion of shares or the trading of the Fund’s portfolio.

Shareholders have limited voting rights, and the independent committee has certain limited duties and powers, and neither will be able to affect management of the Fund regardless of performance. Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. In addition, the powers and duties of the independent committee are very limited with respect to the Fund. The sole power of the independent committee is to serve the audit committee and nominating committee functions of the Fund. The Fund does not have a board with the ability to control the management and operation of the Fund that would be typical of a board of directors of a corporation. The independent committee, unlike the board of directors of an investment company, does not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the manager or replace the Manager or sub-advisors. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, the Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, the shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders. If the Manager voluntarily withdraws or is removed by a vote of shareholders and shareholders have not voted to elect a replacement Manager, the Fund will terminate and will liquidate its assets pursuant to the Amended and Restated Trust Agreement (“Trust Agreement”).

The Manager may not be removed as manager by Fund shareholders except upon approval by the affirmative vote of the holders of over 50% of the outstanding shares (excluding shares owned by the Manager and its affiliates), subject to the satisfaction of certain conditions. Any removal of the Manager by Fund shareholders will result in the liquidation of the Fund if at the time there is not a remaining manager unless a successor manager is appointed as provided in the Trust Agreement.

Thus, it is extremely unlikely that Fund shareholders will be able to make any changes in the management of the Fund, even if performance is poor.

Fees and expenses are charged regardless of Fund performance and may result in depletion of assets. Regardless of its investment performance, the Fund will pay brokerage commissions, over-the-counter dealer spreads, offering expenses, management fees and operating and extraordinary expenses. A management fee will be paid by the Fund even if the Fund experiences a net loss for the year. To break even from a purchase made in the initial offering, and assuming the Fund’s estimated net proceeds from the offering generate interest income at an annual rate of .094%, the Fund must earn profits other than from interest income at an annual rate of 6.81% during the first year of the Fund’s operations. Consequently, the expenses of the Fund could, over time, result in significant losses to your investment therein, including the loss of all of your investment. You may not achieve profits, significant or otherwise.

The value of the shares may be adversely affected if the Fund is required to indemnify the members of the independent committee or the Manager. Under the Trust Agreement, each of the members of the independent committee and the Manager has the right to be indemnified for any liability or expense it incurs absent actual fraud or willful misconduct. That means that the Manager may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by members of the independent committee. Any sale of that kind would reduce the net asset value of the Fund and the value of the shares.

The failure of a clearing broker to comply with financial responsibility and customer segregation rules and/or bankruptcy of one of its clearing brokers could result in a substantial loss of Fund assets. Under current CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. There is a risk that assets deposited by the Fund with the clearing broker as margin for futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Fund’s clearing broker or the clearing broker’s own payment obligations. In addition, the assets of the Fund may not be fully protected in the event of that clearing broker’s bankruptcy, as the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a pro rata share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded. Similarly, the Commodities Exchange Act, as amended (“CEA”), requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s clients in connection with domestic futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, all customer funds held at a clearing organization in connection with any futures or options contracts are held in a commingled omnibus account and are not identified to the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. As a result, in the event of a default of the clearing broker’s other clients or the clearing broker’s failure to extend its own funds in connection with any such default, the Fund would not be able to recover the full amount of assets deposited by the clearing broker on behalf of the Fund with the clearing organization.

The clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear the Fund’s trades.

An investment in the shares may be adversely affected by competition from other methods of investing in commodities. The Fund constitutes a new, and thus untested, type of investment methodology. It competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager’s or Commodity Sub-advisor’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

The commodity markets have volatility risk. The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial valuation increases or decreases in the Fund’s holdings. In addition, volatility in the commodity and securities markets may directly and adversely affect the setting of distribution rates on the Fund’s shares.

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of other accounts managed by the Commodity Sub-advisor.

Deregistration of the commodity pool operator and sub-advisors could disrupt operations. The Manager and the Commodity Sub-advisor are registered commodity pool operators and registered commodity trading advisors. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s registrations, the Manager would be compelled to withdraw as the Fund’s Manager. The shareholders would then determine whether to select a replacement Manager or to dissolve the Fund. If the CFTC and/or the SEC were to terminate, suspend, revoke or not renew either of the sub-advisor’s registrations, the Manager would terminate the management agreement with that sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the Collateral Sub-advisor.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Fund reserves the right to change its distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees.

New regulatory developments may increase competition from other exchange-traded commodity funds that could limit the market for, and reduce the liquidity of, the shares. The CFTC recently adopted rules that, subject to certain conditions, permit the manager (commodity pool operator) of an exchange-traded commodity fund to claim relief from certain requirements relating to the delivery and acknowledgment of commodity pool disclosure documents, delivery of monthly account statements, and the requirement to keep the Fund’s books and records at the commodity pool operator’s main business office. In addition, those rules exempt the independent directors and trustees of an actively managed, exchange-traded commodity pool from having to register as commodity pool operators in their own right, where those persons are required to serve as such only for purposes of composing an audit or other committee under the Sarbanes-Oxley Act of 2002 and exchange listing requirements. These rules may increase the attractiveness of forming exchange-traded commodity funds similar to the Fund, relative to other investment vehicles, including hedge funds, other commodity pools, traditional debt and equity securities issued by companies in the commodities industry and securities backed by or linked to commodities. An increase in the number of such funds facilitated by the new rules could limit the market for, and reduce the liquidity of, the shares and/or make it more difficult for the Fund to implement its investment strategy.

Tax Risk

Your tax liability may exceed cash distributions. You will be taxed on your share of the Fund’s taxable income and gain each year, regardless of whether you receive any cash distributions from the Fund. Your share of such income or gain, as well as the tax liability generated by such income or gain, may exceed the distributions you receive from the Fund for the year.

You could owe tax on your share of the Fund’s ordinary income despite overall losses. Gain or loss on futures contracts and options on futures contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income is ordinary income. In the case of an individual, capital losses can only be used to offset capital gains plus $3,000 ($1,500 in the case of a married taxpayer filing a separate return) of ordinary income each year. Therefore, you may be required to pay U.S. federal income tax on your allocable share of the Fund’s ordinary income, even though the Fund incurs overall losses.

Certain Fund expenses may be treated as miscellaneous itemized deductions rather than as deductible ordinary and necessary business expenses. Certain expenses incurred by the Fund may be treated as miscellaneous itemized deductions for U.S. federal income tax purposes, rather than as deductible ordinary and necessary business expenses, with the result that shareholders who are individuals, trusts, or estates may be subject to limitations on the deductibility of their allocable share of such expenses.

Tax-exempt investors may recognize unrelated business taxable income with respect to their investment in the Fund. Persons that are otherwise exempt from U.S. federal income tax may be allocated unrelated business taxable income as a result of their investment in the Fund. In particular, for charitable remainder trusts, investment in the Fund may not be appropriate.

Non-U.S. investors may face U.S. tax consequences. Non-U.S. investors should consult their own tax advisors concerning the applicable foreign as well as the U.S. federal income tax implications of an investment in the Fund. Non-U.S. investors may also be subject to special withholding tax provisions if they fail to furnish the Fund (or another appropriate person) with a timely and properly completed Form W-8BEN or other applicable form.

Changes in the Fund’s tax treatment could adversely affect distributions to shareholders. Based upon the continued accuracy of the representations of the Manager and a legal opinion from K&L Gates LLP, the Fund believes that under current law and regulations it will be taxed as a partnership that is not subject to corporate income tax for U.S. federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the IRS as to this status. In addition, you cannot be sure that those representations will continue to be accurate. If the IRS were to challenge the U.S. federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder’s entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

In addition, the Fund generally could be impacted adversely by proposed changes and future changes in U.S. federal income tax laws or tax administration, including changes that might treat publicly traded partnerships like the Fund as taxable corporations.

If for any reason the Fund were taxable as a corporation for U.S. federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders. Its net income would be subject to taxation, reducing cash available for distributions and resulting in distributions being treated as dividends to the extent of current or accumulated earnings and profits. Such a tax reclassification could materially reduce the overall performance and after-tax returns of the Fund, possibly causing a decline in the price of the Fund shares.

Items of income, gain, deduction, loss and credit with respect to Fund shares could be reallocated if the IRS does not accept the conventions used by the Fund in allocating Fund tax items. U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to widely held partnerships. The Fund will apply certain conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Fund shareholders in a manner that reflects shareholders’ share of Fund items, but these conventions may not be in full technical compliance with applicable tax requirements. It is possible that the IRS will successfully assert that the conventions used by the Fund to allocate income to the shareholders do not satisfy the technical requirements of the U.S. federal income tax law and could require that items of income, gain, deduction, loss or credit be reallocated in a manner that adversely affects you.

Tax rates and other features under current U.S. federal income tax law may be adversely affected in the future. Under current law, long-term capital gains and ordinary income are taxed to non-corporate investors at maximum U.S. federal income tax rates of 15% and 35%, respectively, through December 31, 2012. Absent further legislation, after December 31, 2012, the tax rate on non-corporate investors’ long-term capital gains will increase to 20% and the maximum tax rate for non-corporate investors’ ordinary income will increase to 39.6%. The U.S. federal income tax treatment of the Fund or its shareholders under other provisions of the U.S. federal income tax law can be adversely affected by future legislation at any time.

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity will generally be subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The new withholding rules under FATCA will be phased in beginning on January 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

You will receive a Schedule K-1 and as a result may incur additional costs. Investors in the Fund will receive a Schedule K-1 (not a Form 1099) reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the end of the first week of March following the taxable year it relates to. If there were a delay in making your Schedule K-1 available, it could be more difficult for investors to complete their tax return in a timely fashion. In the event the Fund has income and/or gains, investors may be required to pay taxes on their portion of such income and/or gains and the amount of those taxes may exceed their distributions from the Fund or the amount they receive when they sell their shares. Schedule K-1 is complex and shareholders who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Possible constructive termination. The Fund will be considered to have terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total Fund shares within a 12-month period. A constructive termination results in the closing of the Fund’s taxable year for the Fund for all holders of shares. Among other things, constructive termination could result in the imposition of substantial penalties on the Fund if the Fund were unable to determine that the termination had occurred. It is difficult for publicly traded partnerships to determine on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships, such as the Fund, typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, the Fund may not be aware that a constructive termination occurred until well after the fact.

Shareholders are strongly urged to consult their own tax advisors and counsel with respect to the possible tax consequences to them of an investment in any shares. The tax consequences may differ in respect of different shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Pursuant to the Fund’s registration statement on Form S-1 (No. 333-174764), which registered 21,600,000 shares and was declared effective on October 25, 2012, the Fund offered 18,800,000 shares at a price of $25 per share, all of which were sold in the offering. The gross offering proceeds amounted to $470,000,000, which were subject to underwriting commissions of $21,150,000, resulting in net offering proceeds before expenses of $448,850,000. Furthermore, shares purchased as part of this offering were subject to a $.05 charge per share related to offering costs, which amounted to $940,000, and resulted in net proceeds of $447,910,000, after underwriting commissions and offering expenses. The shares were offered through a group of underwriters led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Morgan Stanley & Co.

LLC, UBS Securities LLC, Barclays Capital Inc., and Nuveen Securities, LLC. In connection with its initial public offering, the Fund also granted the underwriters an option to purchase up to 2,820,000 additional shares to cover orders in excess of 18,800,000. This option was not exercised.

Net proceeds from the Fund’s offering have been invested in commodity futures contracts and options on commodity futures contracts, and cash equivalents, U.S. government securities and other short-term, high grade debt securities constituting collateral assets, in accordance with the Fund’s investment objective.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. (1)

10.1	Commodity Sub-Advisory Agreement.

10.2	Collateral Sub-Advisory Agreement.

10.3	Custodian Agreement.

10.4	Shareholder Transfer Agency and Service Agreement.

10.5	Subscription Agreement.

10.6	Investment Management Agreement.

10.7	Futures and Options Customer Account Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on September 20, 2012 with Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-174764) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on December 7, 2012.

Nuveen Long/Short Commodity Total Return Fund

By:	Nuveen Commodities Asset Management, LLC, its Manager

By:	/s/ William Adams IV
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) December 7, 2012

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) December 7, 2012