Form 10-K
period 2012-12-31
Nuveen Long/Short Commodity Total Return Fund
filed 2013-03-20
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35710

Nuveen Long/Short Commodity

Total Return Fund

(Exact name of registrant as specified in its charter)

Delaware	45-2470177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

(877) 827-5920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 20, 2013, the registrant had 18,800,840 shares outstanding.

The registrant completed its initial public offering in October 2012, and as a result had no shares outstanding held by non-affiliates as of June 30, 2012.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K (the “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on current expectations, estimates and projections and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the registrant to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws or otherwise, the registrant undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Annual Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Annual Report.

PART I

Item 1. Business

Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool and commenced operations on October 25, 2012, with the public offering of 18,800,000 shares. The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. Fund shares trade on the NYSE MKT (formerly known as NYSE Amex) under the ticker symbol “CTF”. The Fund operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters and the recording of organization expenses ($452,000) and their reimbursement by Nuveen Securities, LLC, (“Nuveen”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”) and an affiliate of Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”). On August 31, 2011, the Fund received a $20,055 initial capital contribution from, and issued 840 shares to, NCAM, a wholly-owned subsidiary of Nuveen Investments. NCAM is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Manager has the power and authority, without shareholder approval, to cause the Fund to issue shares from time to time as it deems necessary or desirable. The number of shares authorized is unlimited.

The Manager has selected Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (“Gresham NTA”), as the Fund’s commodity sub-advisor, which is referred to in this Annual Report in that capacity as “Gresham” or the “Commodity Sub-advisor.” Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor (“CTA”) and a CPO, is a member of the NFA and is registered with the Securities Exchange Commission (“SEC”) as an investment adviser. On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams maintained a significant minority ownership stake in the firm, and operate independently while leveraging the strengths of certain shared resources of Nuveen Investments.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), an affiliate of the Manager, to invest the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

Investment Objective and Investment Strategy

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. The Fund’s investment strategy utilizes Gresham’s proprietary long/short commodity investment program which has three principal elements:

•	An actively managed long/short portfolio of exchange-traded commodity futures contracts;

•	A portfolio of exchange-traded commodity option contracts; and

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

During temporary defensive periods or during adverse market circumstances, the Fund may deviate from its investment objective and policies.

Long/Short Commodity Investment Program. The Fund’s long/short commodity investment program is an actively managed, fully collateralized, rules-based commodity investment strategy that seeks to capitalize on opportunities in both up and down commodity markets. “Fully collateralized” means that the Fund will maintain as collateral cash equivalents, U.S. government securities and other short-term, high grade debt securities in an aggregate amount corresponding to the full notional value of its commodity investments. “Long/short” means that the Fund’s commodity futures contracts may be invested on both a long basis, seeking to profit from potential increases in commodity prices, and a short basis, seeking to profit from declines in commodity prices. “Rules-based” means that the Fund will manage its commodity investments consistent with program rules which specify minimum liquidity requirements for commodity futures contract investing and other parameters such as eligible commodity futures contracts, contract term, commodity weightings and annual and interim rebalancing of individual commodities and the long/short portfolio.

The Fund makes investments in the most actively traded commodity futures contracts in the four main commodity sectors in the global commodities markets:

•	energy;

•	agriculture;

•	metals; and

•	livestock.

Generally, the program rules are used to determine the specific commodity futures contracts in which the Fund will invest, the relative weighting for each commodity and whether a position is either long or short (or flat in the case of energy futures contracts).

The commodity markets are dynamic and as such the long/short commodity investment program may require frequent adjustments in the Fund’s commodity positions. The Commodity Sub-advisor expects to trade each position no less frequently than once per month. The relative balance of the Fund’s long/short commodity investments may vary significantly over time, and at certain times, the Fund’s aggregate exposure may be all long, all short and flat, or may consist of various combinations (long, short, and/or flat) thereof. Gresham will manage its overall strategy so that the notional amount of the Fund’s combined long, short and flat futures positions will not exceed 100% of the Fund’s net assets.

The Fund will not short energy futures contracts, because the prices of energy futures contracts are generally more sensitive to geopolitical events than to economic factors and, as a result, significant price variations are often driven by factors other than supply-demand imbalances. References to a flat position mean that instead of shorting an energy futures contract when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. In that circumstance, the sum of the notional value of the portfolio’s futures contracts will be less than the sum of the collateral assets.

The specific commodities and the total number of futures contracts in which the Fund will invest, and the relative weighting of those contracts, will be determined annually by the Commodity Sub-advisor based upon the composition of the Index at that time. The selected commodity futures contracts are expected to remain unchanged until the next annual reconstitution each December. Upon annual reconstitution, the target weight of any individual commodity futures contract will be set and will be limited to 10% of the Fund’s net assets to provide for diversification. The Commodity Sub-advisor expects the actual portfolio weights to vary during the year due to market movements. If price movements cause an individual commodity contract to represent more than 10% of the Index at any time between monthly rebalancing, the Fund would seek to match the target weighting at the time of the monthly rebalancing. Generally, the Fund expects to invest in short-term commodity futures contracts with terms of one to three months, but may invest in commodity futures contracts with terms of up to six months.

Integrated Options Strategy. The Fund employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. Option premiums generated by this strategy may also enable the Fund to more efficiently implement its distribution policy. There can be no assurance that the Fund’s options strategy will be successful.

A call option gives its owner (buyer) the right but not the obligation to buy the underlying futures contract at a particular price, known as the strike price, at any time between the purchase date and the expiration date of the option. The person who sells the call option to the buyer is thus required to fulfill the contractual obligation (by selling the underlying futures contract to the buyer at the strike price) should the call option be exercised. A put option gives its owner (buyer) the right but not the obligation to sell the underlying futures contract at the strike price, at anytime between the purchase date and the expiration date of the option. The person who sells the put option to the buyer is thus required to fulfill the contractual obligation (by buying the underlying futures contract from the seller at the strike price) should the put option be exercised.

Pursuant to the options strategy, the Fund may sell exchange-traded commodity call or put options on a continual basis on up to approximately 25% of the notional value of each of its commodity futures contracts that, in Gresham’s determination, have sufficient option trading volume and liquidity. If Gresham buys the commodity futures contract, they will sell a call option on the same underlying commodity futures contract. If Gresham shorts the commodity futures contract, they will sell a put option on the same underlying commodity futures contract (except in the case of energy futures contracts). Gresham may exercise discretion with respect to commodity futures contract selection. Due to trading and liquidity considerations, Gresham may determine that it is in the best interest of Fund shareholders to sell options on like commodities (for example, gas oil and heating oil are like commodities) and not matched commodity futures contracts.

Generally, the Fund expects to sell short-term commodity options with terms of one to three months. Subject to the foregoing limitations, the implementation of the options strategy will be within Gresham’s discretion. Over extended periods of time, the “moneyness” of the commodity options may vary significantly. Upon sale, the commodity options may be “in-the-money,” “at-the-money” or “out-of-the-money.” A call option is said to be “in-the-money” if the exercise price is below current market levels, “out-of-the-money” if the exercise price is above current market levels and “at-the-money” if the exercise price is at current market levels. Conversely, a put option is said to be “in-the-money” if the exercise price is above the current market levels and “out-of-the-money” if the exercise price is below current market levels. The Fund sells commodity options that are U.S. exchange-traded and that are typically “American-Style” (exerciseable at any time prior to expiration). The Fund also may sell commodity options that are non-U.S. exchange traded and that are typically “European-style” (exerciseable only at the time of expiration). The Fund’s risk-adjusted return over any particular period may be positive or negative.

When initiating new trades, the Fund expects to sell covered in-the-money options and will not sell uncovered options. Because the Fund will maintain options positions until expiration, the Fund may have uncovered out-of-the-money options in its portfolio depending on price movements of the underlying futures contracts. In certain circumstances, the Fund may hold out-of-the-money option positions that due to subsequent trades by the Fund become uncovered. An out-of-the-money option is worthless and there is no expectation that it will be exercised. As long as the option remains out-of-the-money, there is no additional exposure for the Fund. For example, if the Fund is long wheat futures and sells covered call options on wheat futures, subsequent price movements (i.e., price declines) in wheat futures may result in Gresham, on behalf of the Fund, reversing from a long wheat futures contract position to a short wheat futures contract position. In this example, Gresham would then sell the long wheat futures contracts and continue to hold what would then be an out-of-the-money call option. At the same time, to effect its short position Gresham would short wheat futures contracts and sell covered put options on wheat futures. Due to market impact and other trading considerations, the Fund will hold the out-of-the-money call option instead of incurring additional trading costs to exit the position. The Fund will rebalance its positions no less often than monthly and as a result it is anticipated that no out-of-the-money option position would be uncovered for longer than one month. This element of the Fund’s options strategy increases the Fund’s gap risk, which is the risk that a commodity price will change from one level to another with no trading in between. In the event of an extreme market change or gap move in the price of a single commodity, the Fund’s options strategy may result in increased exposure to that commodity from any uncovered options. Continuing the wheat example above, if a gap move causes the out-of-the-money call option position to become in-the-money, the Fund may temporarily have exposure on the wheat call option position but no corresponding long position in the underlying wheat futures contracts. In response to such a gap move, Gresham would attempt to quickly move to implement appropriate offsetting trades consistent with its unleveraged commodity investment strategy. Gap risk could adversely affect the Fund’s performance and may negatively impact the trading price of the Fund’s shares. See “Item 1A. Risk Factors—Options Strategy Risks.”

If the Commodity Sub-advisor determines the Fund should have long exposure to an individual commodity futures contract, it will invest long in the commodity futures contract and sell a call option on the same underlying commodity futures contract with the same strike price and expiration date. In up markets where commodity prices increase, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of call options sold plus the premium collected by selling the options.

In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the call option premiums collected by selling the options. In down markets where commodity prices decrease, the call options sold by the Fund will expire worthless. Regardless of the price performance of the long commodity futures position, the Fund will retain the net call option premiums received by the Fund.

If the Commodity Sub-advisor determines the Fund should have short exposure to an individual commodity futures contract, it will short the commodity futures contract and sell a put option on the same underlying commodity futures contract with the same strike price and expiration date. In down markets where commodity prices decrease, the portion of the Fund on which put options have been sold will forego potential appreciation in the value of the underlying futures contracts to the extent that the price of those contracts exceeds the exercise price of put options sold plus the premium collected by selling the options. In flat or sideways markets, the portion of the Fund on which put options have been sold will generate current gains from the put option premiums collected by selling the options. In up markets where commodity prices increase, the put options sold by the Fund will expire worthless. Regardless of the price performance of the short commodity futures position, the Fund will retain the net put option premiums received by the Fund.

Collateral Portfolio. The Fund’s commodity investments generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures contract. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (currently approximately 85% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-advisor.

The Fund’s assets held in this separate collateral account are invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the

Colleteral Sub-advisor to be of comparable quality. These collateral investments consist primarily of direct and guaranteed obligations of the U.S. government and senior obligations of U.S. government agencies and may also include, among others, money market funds and bank money market accounts invested in U.S. government securities as well as repurchase agreements collateralized with U.S. government securities.

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with BCI will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

Management of the Fund

Trustee

Wilmington Trust Company (the “Delaware Trustee”), a Delaware trust company, is the resident Delaware trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended (the “Delaware Statutory Trust Act”). The rights and duties of the Delaware Trustee, the independent committee, the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the independent committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager, which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. Each member of the independent committee receives an annual fee of $30,000, and each member of the independent committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the independent committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the independent committee. In addition to the payments described above, the independent committee chair receives an additional annual fee of $6,000 (effective as of April 1, 2012). The independent committee members will also be compensated for out-of-pocket costs in connection with attending independent committee meetings. The fees of the independent committee members are paid by NCAM, which will be reimbursed for such fees on a pro rata basis by each fund managed by NCAM. NCAM currently manages two funds, the Fund and the Nuveen Diversified Commodity Fund (“CFD”).

The independent committee does not have any duties (including fiduciary duties) or responsibilities to manage the Fund, all of which the Trust Agreement vests in the Manager, except those functions required under the listing standards of the NYSE MKT. Consequently, the independent committee does not have the wide-ranging duties and powers similar to a board of directors of an investment company. The Trust Agreement provides that the members of the independent committee will be indemnified by the Fund against liabilities arising out of the performance of their duties pursuant to the Trust Agreement, except to the extent that any such liabilities result from actual fraud or willful misconduct by such member of the independent committee. The Fund also provides Directors’ and Officers’ Insurance coverage to the members of the independent committee. The independent committee has the authority to remove any member of the independent committee who either ceases to be an “independent director” pursuant to the NYSE MKT listing standards or is subject to statutory disqualification under Sections 8a(2) or 8a(3) of the Commodities Exchange Act (“CEA”). The independent committee may appoint new members of the independent committee in the event of any vacancy caused by death, resignation or removal.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-advisor, which invests the Fund’s assets in commodity futures contracts and options on commodity futures contracts; and

•	the Collateral Sub-advisor, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisors;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA (effective date of registration January 4, 2006), but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the independent committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-advisor and Collateral Sub-advisor act in a similar capacity for CFD, a commodity pool traded on the NYSE MKT that completed its initial public offering on September 30, 2010. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. For instance, the Manager could change or deviate from the Fund’s investment strategy or the manner in which it is implemented if, among other things, the Manager determined to replace Gresham (in which case the Fund would no longer employ the long/short commodity investment program because the long/short commodity investment program is proprietary to Gresham), or if the commodity option markets experienced a lack of volatility or liquidity so that it was no longer in the best interest of the Fund and its shareholders for the Fund to employ the options strategy, or if other unforeseen circumstances arose that necessitated a change in the Fund’s strategy or its implementation. In addition, the Manager has the rights and obligations with respect to the Fund as described under the Trust Agreement. As permitted under Delaware law, the Trust Agreement provides that the Manager does not owe any duties (including fiduciary duties) to the Fund, other than the implied contractual covenant of good faith and fair dealing.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $218.6 billion of assets under management as of December 31, 2012. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-advisor

The Manager has selected Gresham to manage the Fund’s commodity futures investment strategy and options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser. As of December 31, 2012, Gresham LLC had approximately $16 billion of client assets under management, including approximately $7.0 billion under management by Gresham NTA and approximately $9.0 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Furthermore, the entire Gresham LLC team collectively has over 300 years of experience focused on commodities. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and Gresham TSM. Gresham NTA and Gresham TSM operate independently of each other in compliance with the CFTC’s independent account controller exemption. Each division implements independent trading decisions and positions and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams maintained a significant minority ownership stake in the firm, and will operate independently while leveraging the strengths of certain shared resources of Nuveen Investments.

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2012, Nuveen Asset Management had approximately $119.6 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

The Fund’s collateral portfolio seeks current income, liquidity and preservation of capital. Accordingly, the Fund anticipates that it will maintain significant collateral that will be invested in cash equivalents, U.S. government securities and other short-term, high quality debt securities with maturities up to one year. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one NRSRO.

Management Fees

For the services and facilities provided by the Manager, the Fund pays the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

Pursuant to an agreement among the Manager, the Fund, and the Commodity Sub-advisor, the Commodity Sub-advisor receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $250 million	.500%
For the next $250 million	.475
For the next $250 million	.450
For the next $250 million	.425
For net assets over $1 billion	.400

Pursuant to an agreement among the Manager, the Fund, and the Collateral Sub-advisor, the Collateral Sub-advisor receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $250 million	.150%
For the next $250 million	.140
For the next $250 million	.130
For the next $250 million	.120
For net assets over $1 billion	.110

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The fees of the Commodity Sub-advisor and Collateral Sub-advisor (collectively, the “Sub-advisors”) are paid by the Manager out of the fees the Manager receives from the Fund, and the Fund does not reimburse the Manager for those fees.

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

The agreements with each of the Sub-advisors may be terminated at any time, without penalty, by either the Manager or a Sub-advisor upon 120 days written notice. Also, the agreement with the Commodity Sub-advisor can be terminated by the Commodity Sub-advisor in certain circumstances on 90 days notice. Each of the agreements provides that the Sub-advisor will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-advisor for losses and costs arising out of its status as a Sub-advisor to the Fund if the Sub-advisor acted in good faith and in a manner it reasonably believed to be in or not opposed to the best interests of the Fund, except, in each case, for a loss resulting from the Sub-advisor’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement.

The Sub-advisor will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

If the Manager determines it is in the best interests of shareholders to select additional CTAs or replace a Sub-advisor, the Manager will consider certain information with respect to each new CTA, including the following:

•	general information, including the identity of its affiliates and key personnel;

•	investment strategy and risk management of the CTA;

•	the CTA’s financial condition;

•	relevant performance history and the quality of services provided;

•	fees and expenses; and

•	capacity to take on new business.

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the independent committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and either sub-advisor without any approval by the independent committee or the Fund’s shareholders.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual and quarterly reports and other information meeting the information requirements pursuant to Section 13(a) and 15(d) of the Exchange Act. These reports are available on the Fund’s website at http://www.nuveen.com/CommodityInvestments. Investors may also inspect and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) which contains reports, proxy statements and other information filed electronically with the SEC. The Fund also posts on its website an information statement and certain daily and monthly reports required by CFTC regulations, all of which may contain information, including performance information of the Fund and the Commodity Sub-advisor, that is disclosed only through such website posting.

Item 1A.	Risk Factors

An investment in the Fund involves a high degree of risk. Investors should be aware of the various risks, including those described below. Investors should consider carefully the risks described below before making an investment decision. Investors should also refer to the other information included in this Annual Report, including the Fund’s financial statements and the related notes and the Fund’s other filings with the SEC. Additional risks and uncertainties not presently known by the Fund or not presently deemed material by the Fund may also impair the Fund’s operations and performance. If any of the following events occur, the Fund’s performance could be materially and adversely affected. In such case, the Fund’s net asset value and the trading price of the Fund’s shares may decline and you may lose all or part of your investment.

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

Regulatory developments could significantly and adversely affect the Fund. Commodity markets are subject to comprehensive statutes and regulations promulgated not only by the CFTC but also by self-regulatory organizations such as the NFA. Among other things, the CFTC and the exchanges on which futures contracts are traded are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits, and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government, self-regulatory and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

Daily trading limits imposed by the exchanges and position limits established by the CFTC may adversely affect the Fund. The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily trading limits.” Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed position limits on 28 physical commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC has appealed the court’s decision, and the vacated position limit regulations, or other regulations with similar effect, could still become effective in the future.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption available under the CFTC’s existing position limit regulations such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. If the CFTC were to terminate, suspend or revoke or not renew the independent account controller exemption, or if the exemption were otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

The vacated regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by the existing or any future position limits regulations.

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

The Fund is subject to gap risk, which is the risk that a commodity price will change from one level to another with no trading in between. Usually such movements occur when there are adverse news announcements, which can cause a commodity price to drop substantially from the previous day’s closing price. In the event of an extreme market change or gap move in the price of a single commodity when Gresham is unable to trade, the Fund’s exposure to that commodity will increase in proportion to the Fund’s option exposure. The Fund’s option strategy increases the Fund’s gap risk and could adversely affect the Fund’s performance in the event that the price of an individual commodity futures contract drops or increases substantially. Gap risk may also negatively impact the trading price of the Fund’s shares.

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

Risks Related to an Exchange Listing

NYSE MKT may halt trading in the shares which would adversely impact your ability to sell shares. The Fund’s shares are listed on the NYSE MKT under the market symbol “CTF.” Trading in shares may be halted due to market conditions or, in light of the NYSE MKT rules and procedures, for reasons that, in the view of the NYSE MKT, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged.

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

Commodity Sub-advisor Risks

Gresham is using a strategy for the Fund that differs from the strategy on which its historical performance record is based. Prior to the completion of the Fund’s initial public offering, Gresham had not previously managed client accounts utilizing the long/short commodity investment program and, as a result, its historical performance record is not based on the investment approach used for the Fund.

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Any subsequent commodity sub-advisor to the Fund may employ a different commodity investment methodology than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisor takes into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

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

It is possible that the Commodity Sub-advisor will approach or reach position limits and, if so, will have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory position limits, potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations as well as profitability compared to the Index. In addition, a violation of speculative position limits by the Commodity Sub-advisor could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-advisor on behalf of its accounts. There can be no assurance that the Commodity Sub-advisor will liquidate positions held on behalf of all the Commodity Sub-advisor’s accounts, including the Commodity Sub-advisor’s own accounts, in a proportionate manner. In the event the Commodity Sub-advisor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

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

An investment in the Fund may not necessarily diversify an investor’s overall portfolio. The investment performance of the Index, the benchmark against which the Fund compares its performance, has shown little long-term historical correlation to the performance of other asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of the Index, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets, or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, and you may suffer losses on your investment in the Fund at the same time losses on your other investments are increasing.

The concentration of certain commodities in the Index may result in greater volatility. As of December 31, 2012, the Index had its highest weightings in the energy and agriculture sectors (49.92% and 29.46%, respectively). As a result, the Fund may invest a substantial portion of its net assets in long positions in the energy and agriculture sectors. A downturn in the energy and agriculture sectors could have a larger impact on the Fund than on a fund that does not concentrate in these sectors. In addition, the Fund may invest a substantial portion of its net assets in short positions in the agriculture sector and this concentration could negatively impact the Fund if prices of agricultural commodities trend up.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund and the absence of “contango” in the prices of commodity futures contracts held short may cause the price of your shares to decrease. As the futures contracts included in the Index and held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held (long or short) in March 2013 may have an expiration date in June 2013. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2013 contract and purchasing a contract expiring in September 2013, or a short position may be replaced by covering or purchasing the June 2013 contract and selling short the September 2013 contract. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2013 contract would be made at a higher price than the purchase of the September 2013 contract, thereby allowing the Fund to purchase a greater quantity of the September 2013 contract. Conversely, a “contango” market is one in which the prices of commodity futures contracts in the near-term months are lower than the prices of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. Absent other factors, covering a short position in the September 2013 contract by purchasing that contract at a lower price than the price of replacing it with a short position in the December 2013 contract would allow the Fund to sell short a greater quantity of the December 2013 contract. Because the Fund’s strategy is based in part on taking advantage of such “backwardation” and “contango” situations, the absence of “backwardation” or “contango” in certain commodities in which the Fund is long or short could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares.

The Fund is subject to “whipsaw” risk, which is the risk that commodity price trends will rapidly change adversely to long or short positions taken by the Fund. Price momentum is an important factor in determining the Fund’s long and short/flat positions. As a result, “whipsaw” markets, in which significant price movements develop but then rapidly reverse, could cause substantial losses to the Fund. For example, price patterns in the commodity markets may indicate upward momentum, causing the Fund to shift from short or flat positions to long positions. However, such patterns may reverse rapidly, forcing the Fund to shift from long positions back to short or flat positions, leading to losses on such positions by the Fund. An unexpected change in government economic policy, a significant political or economic event, a surprise change in monetary policy, or a sudden shift in supply or demand could cause a severe reversal in a number of the Fund’s long or short positions, resulting in significant losses to the Fund.

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

Daily disclosure of portfolio holdings could allow replication of the Fund’s portfolio and could have a negative effect on the Fund’s holdings. Because the Fund’s total portfolio holdings are disclosed on a daily basis, other investors may attempt to replicate the Fund’s portfolio or otherwise use the information in a manner that could have a negative effect on the Fund’s individual portfolio holdings and the Fund’s portfolio as a whole.

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

Unexpected market illiquidity may cause losses to investors. The large stated value of the Fund’s commodity investments increases the risk of illiquidity by both making those investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

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

Because the Fund may invest a substantial portion of its net assets in the energy sector, it is subject to certain risks. A downturn in the energy sector could have a larger impact on the Fund than on a fund that does not concentrate in the sector. At times, the performance of commodities in the energy sector may lag the performance of other sectors or the broader commodity market. The prices of commodities in the energy sector may be adversely effected by weather and other catastrophic events such as leaks, fires, explosions, damage to facilities and equipment resulting from natural disasters, inadvertent damage to facilities and equipment, and terrorist acts.

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

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and has spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets, and it is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

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

Risk of Investing in Non-U.S. Markets

Investing in non-U.S. markets will expose the Fund to additional credit and regulatory risk. The Fund may invest in commodity futures contracts and options on commodity futures contracts in non-U.S. markets. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the SEC, CFTC, NFA or any domestic exchange regulate activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws or regulations. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. exchange or broker are also likely to be more limited than in the case of U.S. exchanges or brokers. As a result, in these markets, the Fund would have less legal and regulatory protection than it does when it invests domestically.

Investing through non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss on investments of the Fund in the affected international markets.

Regulatory and Operating Risks

The Fund is not a regulated investment company. Unlike other Nuveen Investments-sponsored funds, the Fund is not a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

The Fund has a limited operating history. The Fund has a very brief operating history. Therefore, the Fund has a limited performance history to serve as a basis for you to evaluate an investment in the Fund.

Manager and Commodity Sub-advisor experience. The Manager, Commodity Sub-advisor, and Collateral Sub-advisor act in similar capacities for CFD, which is a Nuveen Investments-sponsored commodity pool traded on the NYSE MKT that completed its initial public offering on September 30, 2010. Prior to the initial public offering of CFD, the Manager had not previously operated a commodity pool or selected a commodity trading advisor. Prior to the completion of the Fund’s initial public offering, the Commodity Sub-advisor had not previously managed client accounts utilizing the long/short commodity investment program.

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

Conflicts of interest could adversely affect the Fund. There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions by the Fund. In addition, the Collateral Sub-advisor and Commodity Sub-advisor are affiliates of the Manager. Each Sub-advisor may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-advisor approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the Manager and the Sub-advisors have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the Sub-advisors have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the Sub-advisors resolve conflicts of interest as they arise based on its judgment and analysis of the particular conflict. The Manager and the Sub-advisors seek to resolve all potential conflicts in a manner that is fair and equitable to the Fund and its shareholders over time. However, it is possible that the Manager and/or the Sub-advisors could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the Manager relies heavily on Gresham, which has a relatively small number of personnel. If any of Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, Douglas J. Hepworth, Director of Research of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, NCAM, Nuveen Asset Management and Gresham LLC may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

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

Shareholders have limited voting rights, and the independent committee has certain limited duties and powers, and neither will be able to affect management of the Fund regardless of performance. Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. The Fund also does not have a board with the ability to control the management and operation of the Fund that would be typical of a board of directors of a corporation. In addition, the powers and duties of the independent committee are very limited with respect to the Fund. The sole power of the independent committee is to serve the audit committee and nominating committee functions of the Fund. The independent committee, unlike the board of directors of an investment company, does not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisors. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, the shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders. If the Manager voluntarily withdraws or is removed by a vote of shareholders and shareholders have not voted to elect a replacement manager, the Fund will terminate and will liquidate its assets pursuant to the Trust Agreement.

The Manager may not be removed by Fund shareholders except upon approval by the affirmative vote of the holders of over 50% of the outstanding shares (excluding shares owned by the Manager and its affiliates), subject to the satisfaction of certain conditions. Any removal of the Manager by Fund shareholders will result in the liquidation of the Fund if at the time there is not a remaining manager unless a successor manager is appointed as provided in the Trust Agreement.

Thus, it is extremely unlikely that Fund shareholders will be able to make any changes in the management of the Fund, even if performance is poor.

Fees and expenses are charged regardless of Fund performance and may result in depletion of assets. Regardless of its investment performance, the Fund pays brokerage commissions, over-the-counter dealer spreads, management fees and operating and extraordinary expenses. A management fee will be paid by the Fund even if the Fund experiences a net loss for the year. Consequently, the expenses of the Fund could, over time, result in significant losses to your investment therein, including the loss of all of your investment. You may not achieve profits, significant or otherwise.

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

The failure of a clearing broker to comply with financial responsibility and customer segregation rules and/or the bankruptcy of one of the Fund’s clearing brokers could result in a substantial loss of Fund assets. Under current CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. There is a risk that assets deposited by the Fund with the clearing broker as margin for futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Fund’s clearing broker or the clearing broker’s own payment obligations. In addition, the assets of the Fund may not be fully protected in the event of that clearing broker’s bankruptcy, as the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a pro rata share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

Similarly, the CEA requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s clients in connection with domestic futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, all customer funds held at a clearing organization in connection with any futures or options contracts are held in a commingled omnibus account and are not identified to the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. As a result, in the event of a default of the clearing broker’s other clients or the clearing broker’s failure to extend its own funds in connection with any such default, the Fund would not be able to recover the full amount of assets deposited by the clearing broker on behalf of the Fund with the clearing organization.

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

Deregistration of the Manager or Sub-advisors could disrupt operations. The Manager and the Commodity Sub-advisor are registered commodity pool operators, the Commodity Sub-advisor is a registered commodity trading advisor and the Collateral Sub-advisor is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s Manager, and shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisors’ registrations, the Manager would terminate the management agreement with that Sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the Collateral Sub-advisor.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees.

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

Changes in the Fund’s tax treatment could adversely affect distributions to shareholders. The Fund believes that under current law and regulations it will be taxed as a partnership that is not subject to corporate income tax for U.S. federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the Internal Revenue Service (“IRS”) as to this status. If the IRS were to challenge the U.S. federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder’s entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

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

Tax rates and other features under current U.S. federal income tax law may be adversely affected in the future. As a result of recent legislation, long-term capital gains and ordinary income are now taxed to non-corporate investors at maximum U.S. federal income tax rates of 20% and 39.6%, respectively. There continue to be proposals for further changes to U.S. federal income tax law, some of which could adversely affect the Fund or its shareholders.

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

Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The general effective date of FATCA is January 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

You will receive a Schedule K-1 and as a result may incur additional costs. Investors in the Fund will receive a Schedule K-1 (not a Form 1099) reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the end of the first week of March following the taxable year it relates to. If there were a delay in making Schedule K-1 available, it could be more difficult for investors to complete their tax return in a timely fashion. In the event the Fund has income and/or gains, investors may be required to pay taxes on their portion of such income and/or gains and the amount of those taxes may exceed their distributions from the Fund or the amount they receive when they sell their shares. Schedule K-1 is complex and shareholders who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2012.

Shareholders are strongly urged to consult their own tax advisors and counsel with respect to the possible tax consequences to them of an investment in any shares. The tax consequences may differ in respect of different shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) On October 25, 2012, the shares of the Fund began trading on the NYSE MKT under the ticker symbol “CTF.”

The following table sets forth, for the calendar quarter indicated, the high and low intra-day market prices per share.

	Share Price
Quarter Ended	High	Low
December 31, 2012*	$25.39	$20.97

*	This period covers the time from the Fund’s commencement of operations (October 25, 2012) to the end of the quarter.

The Fund’s shares will likely trade at a market price that is different from the daily computed net asset value of a share of the Fund. This may be due, in large part, to supply and demand forces at work in the secondary trading market for shares of the Fund, which may be related to, but not identical to, the forces influencing the prices of the commodity futures contracts and other instruments held by the Fund that affect the net asset value of the Fund’s shares. When the Fund’s shares are trading on the NYSE MKT at a price above the net asset value, the shares are referred to as trading at a “premium,” and conversely when the Fund’s shares are trading on the exchange at a price below the net asset value, the shares are referred to as trading at a “discount.” The following table sets forth, for the calendar quarter indicated, the high and low end of day premium and/or (discount), as applicable.

Quarter Ended	High	Low
December 31, 2012*	7.58%	(6.60%)

*	This period covers the time from the Fund’s commencement of operations (October 25, 2012) to the end of the quarter.

As of December 31, 2012, the Fund had approximately 11,975 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the period October 25, 2012, through December 31, 2012.

During the fiscal year ended December 31, 2012, the Fund declared its initial distribution per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2012	December 28, 2012	December 31, 2012	$0.155

The Fund intends to make regular monthly distributions to its shareholders based on the past and projected performance of the Fund. Among other factors, the Fund seeks to establish a distribution rate that roughly corresponds to the Manager’s projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change.

b) Since the Fund’s initial public offering, no additional share offerings have taken place. Proceeds from the Fund’s initial public offering were invested in commodity futures contracts and options on commodity futures contracts, and cash equivalents, U.S. government securities and other short-term, high grade debt securities constituting collateral assets, in accordance with the Fund’s investment objective.

c) There were no repurchases made by the Fund or any of its affiliates within the fourth quarter of the fiscal year ended December 31, 2012. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal year ended December 31, 2012 and for the fiscal period beginning on May 25, 2011 (the date on which the Fund was organized as a Delaware statutory trust) and ending on December 31, 2011, has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on October 25, 2012, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	December 31, 2012		December 31, 2011
Total assets	$435,488,945		$588,055
Total liabilities	$8,377,382		$568,000
Net assets	$427,111,563		$20,055
Net increase (decrease) in cash	$(20,055)		$20,055
Shares outstanding	18,800,840		840
Net asset value per share outstanding	$22.72		$23.88
Total distributions per share	$0.1550		$—
Total investment income	$87,459		$—
Net investment income (loss)	$(1,275,616)		$—
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(16,628,746)		$—
Net income (loss)	$(17,904,362)		$—
Net income (loss) per weighted-average share	$(0.95	)(1)	$—	(2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	For the period August 31, 2011 (initial issuance of shares to the Manager) through December 31, 2011. The Fund had not commenced operations during this period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012		For the Three Months Ended June 30, 2012		For the Three Months Ended September 30, 2012		For the Three Months Ended December 31, 2012
Total investment income	$—		$—		$—		$87,459
Net investment income (loss)	$—		$—		$—		$(1,275,616)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$—		$—		$—		$(16,628,746)
Net income (loss)	$—		$—		$—		$(17,904,362)
Increase (decrease) in net assets	$—		$—		$—		$427,091,508
Net income (loss) per weighted average share	$—	(1)	$—	(1)	$—	(1)	$(0.95	)(2)

	For the Period Ended June 30, 2011(3)		For the Three Months Ended September 30, 2011		For the Three Months Ended December 31, 2011
Total investment income	$—		$—		$—
Net investment income (loss)	$—		$—		$—
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$—		$—		$—
Net income (loss)	$—		$—		$—
Increase (decrease) in net assets	$—		$20,055		$—
Net income (loss) per weighted average share	N/A	(4)	$—	(1)	$—	(1)

(1)	The Fund had not commenced operations.
(2)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(3)	The Fund was organized as a statutory trust on May 25, 2011.
(4)	Not applicable; there were no shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, the Commodity Sub-advisor and the Collateral Sub-advisor, and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws or otherwise the Fund and the Manager undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Annual Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Annual Report.

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011, and commenced operations on October 25, 2012, with the public offering of 18,800,000 Shares. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform the Index. In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund also employs an options strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities.

During the last quarter of the fiscal year ended December 31, 2012, the Fund completed its initial public offering, and its shares began trading on the NYSE MKT. Since the Fund’s initial public offering the Fund has used the proceeds from its share issuance as collateral, with the balance that is not maintained at BCI as initial and variation margin invested in short-term, high grade debt securities. The collateral supports various investments in futures contracts and options on futures contracts in accordance with the Fund’s investment objectives.

Results of Operations

The Year Ended December 31, 2012—Fund Share Price

The Fund’s shares were initially offered on October 25, 2012, at a price of $25.00 per share. Since the initial offering, the NYSE MKT exchange share price decreased 15.12% (not including an assumed reinvestment of distributions) to $21.22 at December 31, 2012. The high and low intra-day share prices for the year were $25.39 (November 9, 2012) and $20.97 (December 31, 2012), respectively. During the year, the Fund paid distributions totaling $0.1550 per share to shareholders. The cumulative total return on market value for the Fund, including the assumed reinvestment of distributions for the period from the commencement of operations to December 31, 2012, was -14.50%. At December 31, 2012, the shares of the Fund traded at a 6.60% discount to the Fund’s net asset value of $22.72.

The Year Ended December 31, 2012—Net Assets of the Fund

The Fund’s net assets increased from $20,055 at December 31, 2011, to $427.1 million at December 31, 2012. The increase in the Fund’s net assets was primarily due to the initial public offering of the Fund on October 25, 2012, which generated net proceeds of $447.9 million, and was offset by a net loss of $17.9 million for the period and a distribution to shareholders of $2.9 million.

The Fund’s total return on net asset value for the period beginning with its commencement of operations (October 25, 2012) through December 31, 2012, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distribution, was -4.19%. The Fund began investing in commodities on October 31, 2012 and completed the initial invest-up of its commodity strategy on November 1, 2012. The performance presented for the Fund’s commodity portfolio and the Index are for the period beginning on November 1, 2012, and ending December 31, 2012, which reflect the performance once the Fund had fully implemented its commodity strategy. The Fund’s long/short commodity futures and options portfolio returned -3.67% before considering the expenses of the Fund, underperforming the Index, which returned -1.41% during the period.

Commodity markets overall were highly volatile during 2012, and during the reporting period continued a decline that began in mid-September. As measured by the Dow Jones-UBS Commodity Index, commodities fell 2.57% from November 1 through year end. Economic growth was sluggish, but improving during the reporting period, which posed a headwind for commodities, even though central banks initiated monetary measures, resulting in lesser tailwinds when compared to earlier in 2012.

Prices of agricultural commodities ran up during the summer on fears of reduced crop sizes due to the extensive drought across the U.S. Price spikes slowed during November and December as the true extent of damage to soybean, corn and wheat crops became better known and was less than feared. The market’s attention then turned to large pending harvests in South America. Among agricultural commodities, expectations of large crops, as well as weakened demand, held down prices of cotton, sugar and coffee. In the energy markets, Brent crude oil was up slightly for the period on geopolitical concerns, but WTI crude oil gained sharply. WTI appreciated on expectations that the surplus of oil in the Midwestern U.S. would be reduced in 2013 by the turnaround of the crucial Seaway pipeline. Natural gas prices fell in the year’s final two months on further additions to an already large surplus in storage, resulting from ongoing record production and warmer than usual fall weather. In the metals group, prices were off as well, as they moderated from gains made in August and September in anticipation of further easing of monetary policy by the U.S. Federal Reserve.

The Fund’s positions in all commodities groups experienced losses for the period. For agricultural commodities, positive performance by positions in soybean oil and coffee (which appreciated approximately 2% and 8%, respectively) was offset by losses in corn, wheat, soybeans, soybean meal, cotton and sugar. In energy the portfolio experienced losses of approximately 4% during the period, with large losses in heating oil and natural gas (approximately 8% and 14%, respectively). The Fund also showed a negative return on its positions in metals, with losses of approximately 4% for copper, gold and silver. Despite the negative return in metals, the Fund outperformed the Index in silver, where the Index experienced a loss of approximately 7%. In livestock, the Fund declined approximately 4% for the period.

Relative to the Index, within the agriculture group, the Fund outperformed the Index in its holdings of corn, wheat, and cotton. In metals, relative outperformance in silver was offset by underperformance in gold and copper. The Fund underperformed versus the Index in most energy commodities, particularly in heating oil and natural gas. The Fund also underperformed relative to the Index in the livestock group.

During the reporting period, the Fund held long and short contracts that were generally in line with the Index. Differences arose in the energy group, where the Fund held long positions in heating oil and natural gas when the benchmark held flat positions. In metals, the Fund generally held short positions early in the period and later moved to a long position, while the Index did the opposite. These differences detracted from the Fund’s performance for the period when compared to the Index. Toward the end of the period, the Fund held a short position in silver, in contrast to the Index’s long position during the entire period. This difference resulted in the Fund’s outperformance of the Index on this position.

The key driver of the Index’s long positions is the upward momentum in the prices of its constituents relative to the moving averages of commodity prices, and the key driver, conversely, of the Index’s short or flat positions is the downward momentum in the prices of other constituents relative to the moving averages of commodity prices. The Fund’s long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency. This dependence on momentum puts the Index and the Fund at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index. The whipsaw over the period explains a good portion of the Index’s performance, as well as the Fund’s underperformance relative to the Index.

The Fund also employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goals of limiting the volatility of the Fund’s returns and providing cash flow for the Fund’s distributions. Gresham utilizes a strategy in which exchange-traded commodity put and/or call options are sold on up to 25% of the value of each of its commodity futures contracts that are deemed to have sufficient trading volume and liquidity. During the period, the Fund sold options on approximately 15% of the value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, which results in the collecting of premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the returns of the portfolio, they are an important tool for reducing the Fund’s volatility. From October 31, 2012, through December 31, 2012, the Fund had lower volatility than the Index, as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In such a case, the Fund can collect additional premiums. During the reporting period, the Fund was able to sell both puts and calls on several commodities, including live cattle, lean hogs, gold and silver, which benefitted the Fund. The Fund’s option strategy generated net realized gains of $976,112 and change in net unrealized appreciation of $1,282,295 for the period.

During the year ended December 31, 2012, the Fund’s collateral investments generated interest income of $87,459, which represents 0.02% of average net assets for the period from October 25, 2012, (the Fund’s commencement of operations) to December 31, 2012.

The net asset value per share on October 25, 2012, was $23.88, which by the end of the year had decreased to $22.72. This represents a decrease of 4.86% in net asset value (not including the effect of reinvesting distributions). The Fund also paid a distribution of $0.1550 per share to shareholders during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -4.19% for the period beginning October 25, 2012, and ending on December 31, 2012.

The Fund generated a net loss for the year ended December 31, 2012, of $17.9 million, resulting from $87 thousand of interest income, net realized losses of $14.7 million, change in net unrealized depreciation of $1.9 million and net expenses of $1.4 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2012. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Cumulative
	1 Month	Since Inception
Market Value	-14.53%	-14.50%
Net Asset Value	-2.29%	-4.19%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weighting

The table below presents the composition of the Fund’s commodity portfolio and the Index as of December 31, 2012. The December 31, 2012 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil - Brent	Long	10.19%	Long	10.08%
	Crude Oil - WTI	Flat	9.60%	Flat	9.99%
	Heating Oil	Long	16.91%	Flat	16.79%
	Natural Gas	Flat	6.55%	Flat	6.88%
	Unleaded Gas	Long	6.67%	Long	6.61%

			49.92%		50.35%

Agriculture	Corn	Long	7.54%	Long	7.47%
	Soybean	Long	8.82%	Long	8.74%
	Wheat	Long	3.15%	Long	3.12%
	Soybean Meal	Long	1.74%	Long	1.72%
	Soybean Oil	Short	1.96%	Short	1.93%
	Cotton	Short	1.37%	Short	1.34%
	Sugar	Short	3.16%	Short	3.10%
	Coffee	Short	1.72%	Short	1.77%

			29.46%		29.19%

Metals	Copper	Long	2.53%	Long	2.51%
	Gold	Long	9.98%	Long	9.87%
	Silver	Short	3.54%	Long	3.51%

			16.05%		15.89%

Livestock	Live Cattle	Short	3.02%	Short	3.04%
	Lean Hogs	Long	1.55%	Long	1.53%

			4.57%		4.57%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position mean that instead of shorting an energy futures contract when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund expects it will post 15% to 25% of its assets in a margin account with BCI; the remaining 75% to 85% of its assets will be held by the Fund in a separate collateral pool and managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

The Fund’s investments in commodity futures contracts and options on commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions.

The Fund is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Fund’s liquidity needs.

Because the Fund invests in commodity futures contracts, its capital is at risk from changes in the value of these contracts (market risk) or the potential inability of clearing brokers or counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Investing in commodity futures contracts involves the Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Fund’s commitments to purchase commodities will be limited to the gross or face amount of the contracts held.

The Fund’s exposure to market risk may be influenced by a number of factors, including changes in international balances of payments and trade, currency devaluations and revaluations, changes in interest and foreign currency exchange rates, price volatility of commodity futures contracts and market liquidity, weather, geopolitical events and other factors. These factors also affect the Fund’s investments in options on commodity futures contracts. The inherent uncertainty of the Fund’s investments as well as the development of drastic market occurrences could ultimately lead to a loss of all, or substantially all, of investors’ capital.

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

The Fund attempts to minimize market risks, and the Commodity Sub-advisor attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the Commodity Sub-advisor believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

A commodity broker, when acting as the Fund’s futures commission merchant, is required by CFTC regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account assets of the Fund related to foreign futures investments and not commingle such assets with assets of the commodity broker.

As it relates to the Fund’s assets held as collateral for its investments in commodity futures contracts, there is credit risk present in the securities used to invest the Fund’s cash. While these consist of cash equivalents, U.S. government securities and other short-term, high-grade debt securities, like any investment, these too would be affected by any credit difficulties that might be experienced by their issuers.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Sub-advisors, the custodian, the transfer agent and the commodity broker. Management fee payments made to the Manager are calculated as a percentage of the Fund’s assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on Fund’s the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•

Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

•

The Fund holds a significant portion of its assets in options, futures contracts, and high quality debt instruments, all of which will be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported on the Statement of Operations as changes in unrealized appreciation (depreciation).

•	The use of fair value to measure financial instruments, with related unrealized appreciation or depreciation recognized in earnings in each period, is fundamental to the Fund’s financial statements.

•

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•

Generally, commodity futures contracts and options on commodity futures contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. Options on commodity futures contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager.

•

Market quotations for exchange-traded commodity futures contracts and options on commodity futures contracts may not be readily available as a result of significant events, which can include, but are not limited to: trading halts or suspensions, market disruptions, or the absence of market makers willing to make a market in such instruments. In addition, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, which may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value.

•

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statement of Operations during the period in which the contract is closed or the changes occur, respectively.

•	Interest income, which reflects the amortization of premiums and includes accretion of discount for financial reporting purposes, is recorded on an accrual basis.

Refer to note 2 of the Fund’s financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2012.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2013	59	$111.1100	1,000	$6,555,490
	ICE Brent Crude Oil Futures Contract	Long	March 2013	336	109.8900	1,000	36,923,040
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2013	448	927.0000	100	41,529,600
	NYMEX Heating Oil Futures Contract	Long	February 2013	86	3.0318	42,000	10,950,862
	NYMEX Heating Oil Futures Contract	Long	March 2013	155	3.0168	42,000	19,639,368
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2013	45	2.7617	42,000	5,219,613
	NYMEX Gasoline RBOB Futures Contract	Long	March 2013	200	2.7636	42,000	23,214,240
Agriculture	Corn
	CBOT Corn Futures Contract	Long	March 2013	921	6.9825	5,000	32,154,413
	Soybean
	CBOT Soybean Futures Contract	Long	March 2013	534	14.0950	5,000	37,633,650
	Wheat
	CBOT Wheat Futures Contract	Long	March 2013	345	7.7800	5,000	13,420,500
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2013	177	419.4000	100	7,423,380
Metals	Gold
	CEC Gold Futures Contract	Long	February 2013	254	1,675.8000	100	42,565,320
	Copper
	CEC Copper Futures Contract	Long	March 2013	70	3.6525	25,000	6,391,875
Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Long	February 2013	30	0.8573	40,000	1,028,700
	CME Lean Hogs Futures Contract	Long	April 2013	157	0.8873	40,000	5,571,930

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2013	(281)	$0.4970	60,000	$(8,379,420)
	Cotton
	ICE Cotton Futures Contract	Short	March 2013	(156)	0.7514	50,000	(5,860,920)
	Sugar
	ICE Sugar Futures Contract	Short	March 2013	(616)	0.1951	112,000	(13,460,339)
	Coffee
	ICE Coffee C Futures Contract	Short	March 2013	(136)	1.4380	37,500	(7,333,800)
Metals	Silver
	CEC Silver Futures Contract	Short	March 2013	(100)	30.2270	5,000	(15,113,500)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	February 2013	(145)	1.3230	40,000	(7,673,400)
	CME Live Cattle Futures Contract	Short	April 2013	(90)	1.3638	40,000	(4,909,500)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2013	(59)	$107.5	$(253,700)
	Heating Oil
	NYMEX Heating Oil Futures Options	January 2013	(85)	3.0	(289,170)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2013	(125)	3,550.0	(73,750)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2013	(37)	25,700.0	(320,435)
Agriculture	Corn
	CBOT Corn Futures Options	February 2013	(139)	610.0	(629,844)
	Soybean
	CBOT Soybean Futures Options	February 2013	(81)	1,380.0	(263,756)
	Wheat
	CBOT Wheat Futures Options	February 2013	(52)	750.0	(122,525)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2013	(27)	380.0	(115,290)
Metals	Gold
	CEC Gold Futures Options	January 2013	(39)	1,670.0	(101,010)
	Silver
	CEC Silver Futures Options	February 2013	(15)	3,125.0	(54,150)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(37)	133.0	(19,240)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(28)	84.0	(31,920)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2013	(43)	$540.0	$(119,970)
	Cotton
	ICE Cotton Futures Options	February 2013	(23)	790.0	(52,785)
	Sugar
	ICE Sugar Futures Options	February 2013	(94)	22.5	(323,210)
	Coffee
	ICE Coffee C Futures Options	February 2013	(21)	200.0	(443,205)
Metals	Gold
	CEC Gold Futures Options	January 2013	(39)	1,670.0	(78,390)
	Silver
	CEC Silver Futures Options	February 2013	(15)	3,125.0	(130,875)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(37)	133.0	(29,600)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(28)	84.0	(12,600)

CBOT        Chicago Board of Trade

CEC           Commodities Exchange Center

CME          Chicago Mercantile Exchange

ICE            Intercontinental Exchange

NYMEX    New York Mercantile Exchange

RBOB        Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2012, the Fund held U.S. Treasury Bills worth $372,303,955 with a total par value of $372,500,000.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

The Fund invests in a diversified portfolio of commodity futures contracts to obtain broad exposure to all principal groups in the global commodity markets, thereby limiting its exposure to the commodity price risk of any one futures contract or any specific commodity group. To further help manage commodity price risk, the Fund uses its options strategy in an attempt to enhance the Fund’s risk-adjusted total returns. The impact of the options strategy on the Fund’s total returns in varying market environments is described below.

If the Commodity Sub-advisor determines the Fund should have long exposure to an individual commodity futures contract, it will invest long in the commodity futures contract and sell a call option on the same underlying commodity futures contract with the same strike price and expiration date. In up markets where commodity prices increase, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of call options sold plus the premium collected by selling the options. In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the call option premiums collected by selling the options. In down markets where commodity prices decrease, the call options sold by the Fund will expire worthless. Regardless of the price performance of the long commodity futures position, the Fund will retain the net call option premiums received by the Fund.

If the Commodity Sub-advisor determines the Fund should have short exposure to an individual commodity futures contract, it will short the commodity futures contract and sell a put option on the same underlying commodity futures contract with the same strike price and expiration date. In down markets where commodity prices decrease, the portion of the Fund on which put options have been sold will forego potential appreciation in the value of the underlying futures contracts to the extent that the price of those contracts exceeds the exercise price of put options sold plus the premium collected by selling the options. In flat or sideways markets, the portion of the Fund on which put options have been sold will generate current gains from the put option premiums collected by selling the options. In up markets where commodity prices increase, the put options sold by the Fund will expire worthless. Regardless of the price performance of the short commodity futures position, the Fund will retain the net put option premiums received by the Fund.

There can be no assurance that the Fund’s options strategy will be successful. The Fund’s risk-adjusted returns over any particular period may be positive or negative.

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high-quality debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments (other than U.S. government securities) are rated at the highest rating applicable for the type of investment as determined by at least one NRSRO or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Long/Short Commodity Total Return Fund:

In our opinion, the accompanying statements of financial condition, the related statements of operations, of changes in shareholders’ capital, and of cash flows present fairly, in all material respects, the financial position of Nuveen Long/Short Commodity Total Return Fund (the “Company”) at December 31, 2012 and December 31, 2011, and the results of its operations, the changes in its shareholders’ capital and its cash flows for the year ended December 31, 2012 and the period May 25, 2011 (date of organization) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, IL

March 14, 2013

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
ASSETS
Short-term investments, at value (cost $372,233,128 and $—, respectively)	$372,303,955	$—
Cash	—	20,055
Deposits with brokers	63,184,990	—
Deferred offering costs	—	400,000
Receivable from Manager	—	168,000

Total assets	435,488,945	588,055

LIABILITIES
Cash overdraft	928,991	—
Options written, at value (premiums received $4,747,719 and $—, respectively)	3,465,424	—
Unrealized depreciation on futures contracts, net	3,255,655	—
Payable for:
Offering costs	—	400,000
Organization expenses	—	168,000
Accrued expenses:
Management fees	460,442	—
Independent Committee fees	25,800	—
Other	241,070	—

Total liabilities	8,377,382	568,000

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 18,800,840 shares issued and outstanding at December 31, 2012 and 840 shares issued and outstanding at December 31, 2011	447,930,055	20,055

Accumulated undistributed earnings (deficit)	(20,818,492)	—

Total shareholders’ capital (Net assets)	427,111,563	20,055

Total liabilities and shareholders’ capital	$435,488,945	$588,055

Net assets	$427,111,563	$20,055
Shares outstanding	18,800,840	840

Net asset value per share outstanding (net assets divided by shares outstanding)	$22.72	$23.88

Market value per share outstanding	$21.22	$—	(1)

(1)	The Fund commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 47,500	U.S. Treasury Bills	0.000%	2/07/13	Aaa	$47,498,575
47,500	U.S. Treasury Bills	0.000%	3/28/13	Aaa	47,496,057
47,500	U.S. Treasury Bills	0.000%	5/02/13	Aaa	47,486,557
47,500	U.S. Treasury Bills	0.000%	5/30/13	Aaa	47,480,003
47,500	U.S. Treasury Bills	0.000%	6/27/13	Aaa	47,474,493
47,500	U.S. Treasury Bills	0.000%	7/25/13	Aaa	47,466,370
47,500	U.S. Treasury Bills	0.000%	9/19/13	Aaa	47,456,300
40,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	39,945,600

372,500	Total U.S. Government and Agency Obligations (cost $372,233,128)				372,303,955

	Total Short-Term Investments (cost $372,233,128)				$372,303,955

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Notional Amount at Value(2)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2013	59	$6,555,490	$128,235
	ICE Brent Crude Oil Futures Contract	Long	March 2013	336	36,923,040	(89,940)

	Total Crude Oil					38,295

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2013	448	41,529,600	(604,860)
	NYMEX Heating Oil Futures Contract	Long	February 2013	86	10,950,862	(3,823)
	NYMEX Heating Oil Futures Contract	Long	March 2013	155	19,639,368	(75,094)

	Total Heating Oil					(683,777)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2013	45	5,219,613	86,562
	NYMEX Gasoline RBOB Futures Contract	Long	March 2013	200	23,214,240	(138,986)

	Total Unleaded Gas					(52,424)

	Total Energy					(697,906)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Notional Amount at Value(2)	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2013	921	$32,154,413	$(811,945)

	Soybean
	CBOT Soybean Futures Contract	Long	March 2013	534	37,633,650	(829,016)

	Wheat
	CBOT Wheat Futures Contract	Long	March 2013	345	13,420,500	(1,170,180)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2013	177	7,423,380	(476,100)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2013	(281)	(8,379,420)	73,505

	Cotton
	ICE Cotton Futures Contract	Short	March 2013	(156)	(5,860,920)	(294,467)

	Sugar
	ICE Sugar Futures Contract	Short	March 2013	(616)	(13,460,339)	(116,237)

	Coffee
	ICE Coffee C Futures Contract	Short	March 2013	(136)	(7,333,800)	702,004

	Total Agriculturals					(2,922,436)

Metals	Copper
	CEC Copper Futures Contract	Long	March 2013	70	6,391,875	7,103

	Gold
	CEC Gold Futures Contract	Long	February 2013	254	42,565,320	14,435

	Silver
	CEC Silver Futures Contract	Short	March 2013	(100)	(15,113,500)	457,687

	Total Metals					479,225

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	February 2013	(145)	(7,673,400)	23,589
	CME Live Cattle Futures Contract	Short	April 2013	(90)	(4,909,500)	(2,675)

	Total Live Cattle					20,914

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	February 2013	30	1,028,700	6,350
	CME Lean Hogs Futures Contract	Long	April 2013	157	5,571,930	(141,802)

	Total Lean Hogs					(135,452)

	Total Livestock					(114,538)

	Total Futures Contracts outstanding					$(3,255,655)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2013	(59)	$107.5	$(253,700)

	Heating Oil
	NYMEX Heating Oil Futures Options	January 2013	(85)	3.0	(289,170)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2013	(125)	3,550.0	(73,750)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2013	(37)	25,700.0	(320,435)

	Total Energy				(937,055)

Agriculturals	Corn
	CBOT Corn Futures Options	February 2013	(139)	610.0	(629,844)

	Soybean
	CBOT Soybean Futures Options	February 2013	(81)	1,380.0	(263,756)

	Wheat
	CBOT Wheat Futures Options	February 2013	(52)	750.0	(122,525)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2013	(27)	380.0	(115,290)

	Total Agriculturals				(1,131,415)

Metals	Gold
	CEC Gold Futures Options	January 2013	(39)	1,670.0	(101,010)

	Silver
	CEC Silver Futures Options	February 2013	(15)	3,125.0	(54,150)

	Total Metals				(155,160)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(37)	133.0	(19,240)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(28)	84.0	(31,920)

	Total Livestock				(51,160)

	Total Call Options Written outstanding (premiums received $3,562,898)		(724)		$(2,274,790)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2013	(43)	$540.0	$(119,970)

	Cotton
	ICE Cotton Futures Options	February 2013	(23)	790.0	(52,784)

	Sugar
	ICE Sugar Futures Options	February 2013	(94)	22.5	(323,210)

	Coffee
	ICE Coffee C Futures Options	February 2013	(21)	200.0	(443,205)

	Total Agriculturals				(939,169)

Metals	Gold
	CEC Gold Futures Options	January 2013	(39)	1,670.0	(78,390)

	Silver
	CEC Silver Futures Options	February 2013	(15)	3,125.0	(130,875)

	Total Metals				(209,265)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(37)	133.0	(29,600)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(28)	84.0	(12,600)

	Total Livestock				(42,200)

	Total Put Options Written outstanding (premiums received $1,184,821)		(300)		$(1,190,634)

	Total Options Written outstanding (premiums received $4,747,719)		(1,024)		$(3,465,424)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate notional amount at value for long and short futures contracts is $290,221,981 and $(62,730,879), respectively.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012(3)		Period Ended December 31, 2011(1)
Investment Income:
Interest	$87,459		$—

Total Investment Income	87,459		—

Expenses:
Management fees	945,199		—
Brokerage commissions	115,431		—
Custodian fees and expenses	23,510		—
Organization expenses	284,000		168,000
Independent Committee fees and expenses	25,800		—
Professional fees	127,790		—
Shareholder reporting expense	45,186		—
Other expenses	80,159		—

Total expenses before expense reimbursement	1,647,075		168,000
Expense reimbursement	(284,000)		(168,000)

Net expenses	1,363,075		—

Net investment income (loss)	(1,275,616)		—

Net realized gain (loss) from:
Short-term investments	13		—
Futures contracts	(15,702,338)		—
Options written	976,112		—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	70,827		—
Futures contracts	(3,255,655)		—
Options written	1,282,295		—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(16,628,746)		—

Net income (loss)	$(17,904,362)		$—

Net income (loss) per weighted-average share	$(0.95	)(4)	$—	(2)
Weighted-average shares outstanding	18,800,840	(4)	840	(2)

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.
(2)	For the period August 31, 2011 (initial issuance of shares to Manager) through December 31, 2011.
(3)	The Fund commenced operations on October 25, 2012.
(4)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

	Year Ended December 31, 2012(2)	Period Ended December 31, 2011(1)
Shareholders’ capital-beginning of period	$20,055	$—
Issuance of shares, net of offering costs	447,910,000	20,055

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,275,616)	—
Net realized gain (loss) from:
Short-term investments	13	—
Futures contracts	(15,702,338)	—
Options written	976,112	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	70,827	—
Futures contracts	(3,255,655)	—
Options written	1,282,295	—

Net income (loss)	(17,904,362)	—

Distributions to shareholders	(2,914,130)	—

Shareholders’ capital-end of period	$427,111,563	$20,055

Shares-beginning of period	840	—
Issuance of shares	18,800,000	840

Shares-end of period	18,800,840	840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.
(2)	The Fund commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012(2)	Period Ended December 31, 2011(1)
Cash flows from operating activities:
Net income (loss)	$(17,904,362)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(879,570,417)	—
Proceeds from sales and maturities of short-term investments	507,424,627	—
Cash paid for options written	(3,803,096)	—
Premiums received for options written	9,526,927	—
Amortization (Accretion)	(87,325)	—
(Increase) Decrease in:
Deposits with brokers	(63,184,990)	—
Receivable from Manager	168,000	(168,000)
Deferred offering costs	400,000	(400,000)
Increase (Decrease) in:
Payable for offering costs	(400,000)	400,000
Payable for organization expenses	(168,000)	168,000
Accrued management fees	460,442	—
Accrued independent committee fees	25,800	—
Accrued other expenses	241,070	—
Net realized (gain) loss from:
Short-term investments	(13)	—
Options written	(976,112)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(70,827)	—
Futures contracts	3,255,655	—
Options written	(1,282,295)	—

Net cash provided by (used in) operating activities	(445,944,916)	—

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	928,991	—
Proceeds from issuance of shares	448,850,000	20,055
Offering costs	(940,000)	—
Cash distributions paid to shareholders	(2,914,130)	—

Net cash provided by (used in) financing activities	445,924,861	20,055

Net increase (decrease) in cash	(20,055)	20,055
Cash-beginning of period	20,055	—

Cash-end of period	$—	$20,055

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.
(2)	The Fund commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

1. Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”), is a Delaware limited liability company registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations with its initial public offering of 18,800,000 shares on October 25, 2012. The Fund operates pursuant to an Amended and Restated Trust Agreement dated September 14, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters, the initial contribution of $20,055 by the Manager, the recording of the Fund’s organizational expenses of $452,000 and their reimbursement by Nuveen Securities, LLC, (“Nuveen”), a wholly-owned subsidiary of Nuveen Investments. The initial contribution of $20,055 by the Manager was received on August 31, 2011, in exchange for 840 Fund shares.

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-advisor”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long or short (or flat in the case of energy futures contracts) depending upon market conditions. The Fund’s Commodity Sub-advisor uses a rules based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings, and whether the futures positions in each commodity are held long, short or flat. The Fund’s commodity investments will, at all times, be fully collateralized. The Fund is not leveraged, and the notional amount of its combined long, short and flat futures positions will not exceed 100% of the Fund’s net assets. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund’s investment strategy will utilize the Commodity Sub-advisor’s proprietary long/short commodity investment program, which has three principal elements:

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

Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified dollar amount per contract. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

Risks of investments in commodity futures contracts include possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and the possibility that a change in the value of the contract may not correlate with a change in the value of the underlying commodities.

The average number of futures contracts outstanding during the period October 31, 2012 (date on which the Fund began entering into futures contracts) through December 31, 2012 was 216.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the

Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the period November 1, 2012 (date on which the Fund began entering into option contracts) through December 31, 2012 the Fund wrote call and put options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures contracts during the period October 25, 2012 (commencement of operations) through December 31, 2012.

Transactions in call and put options written, net during the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012, were as follows:

	Number of Contracts	Premiums Received
Outstanding, beginning of period	—	$—
Options written	2,228	9,526,927
Options terminated in closing purchase transactions	(1,110)	(4,375,188)
Options expired	(62)	(213,570)
Options exercised	(32)	(190,450)

Outstanding, end of the period	1,024	$4,747,719

The average number of outstanding option contracts written during the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012, was 709.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on options activity.

Collateral Investments

Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Investment Valuation

Commodity futures contracts and options on commodity futures contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures contracts and options on commodity futures contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

Prices of fixed-income securities, including, but not limited to, highly rated zero coupon fixed-income securities and U.S. Treasury bills, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

Fair Value Measurements

Fair value is defined as the price that the Fund would receive upon selling an investment or transferring a liability in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. A three-tier hierarchy is used to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The following is a summary of the three-tier hierarchy of valuation inputs.

Level 1—Inputs are unadjusted and prices are determined by quoted prices in active markets for identical securities.

Level 2—Prices are determined using other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).

Level 3—Prices are determined using significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2012:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$372,303,955	$—	$372,303,955
Derivatives:
Futures Contracts*	(3,255,655)	—	—	(3,255,655)
Options Written	(3,465,424)	—	—	(3,465,424)

Total	$(6,721,079)	$372,303,955	$—	$365,582,876

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

The Manager is responsible for the Fund’s valuation process and has delegated daily oversight of the process to the Manager’s Valuation Committee. The Valuation Committee, pursuant to its valuation policies and procedures, is responsible for making fair value determinations, evaluating the effectiveness of the Fund’s pricing policies, and reporting to the Manager’s senior management. The Valuation Committee is aided in its efforts by the Manager’s Securities Valuation Team, which is responsible for administering the daily valuation process and applying fair value methodologies as approved by the Valuation Committee. When determining the reliability of independent pricing services for investments owned by the Fund, the Valuation Committee, among other things, conducts due diligence reviews of the pricing services and monitors the quality of security prices received through various testing reports conducted by the Securities Valuation Team.

For each portfolio instrument that has been fair valued pursuant to the Valuation Committee’s policies, the fair value price is compared against the last available and next available market quotations. The Valuation Committee reviews the results of such testing and fair valuation occurrences are reported to the Manager’s senior management.

Investment Transactions

Investment transactions are recorded on a trade date basis. Realized gains and losses from investment transactions are determined on the specific identification method, which is the same for federal income tax purposes.

Investment Income

Interest income, which reflects the amortization of premiums and includes accretion of discount for financial reporting purposes, is recorded on an accrual basis.

Brokerage Commissions and Fees

The Fund pays brokerage commissions, including applicable clearing costs, exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction-related fees and expenses, incurred in connection with its commodity trading activities.

Income Taxes

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Fund has elected to be classified as a partnership for U.S. federal income tax purposes. Each owner of the Fund’s shares will be required to take into account its allocable share of the Fund’s income, gains, losses, deductions and other items for the Fund’s taxable year.

For all open tax years and all major taxing jurisdictions, the Manager of the Fund has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. Open tax years are those that are open for examination by taxing authorities (i.e., generally the last four tax year ends and the interim tax period since then). Furthermore, the Manager of the Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all routine and extraordinary costs and expenses of its operations, brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any.

Organizational Expenses and Offering Costs

In connection with the Fund’s initial public offering, Nuveen (i) reimbursed all organization expenses of the Fund (approximately $452,000) and (ii) paid all offering costs (other than sales load and underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs ($940,000) was recorded as a reduction of the proceeds from the sale of the shares.

Calculation of Net Asset Value

The net asset value per share of the Fund on any given day is computed by dividing the value of all assets of the Fund (including any accrued interest), less all liabilities (including accrued expenses and distributions declared but unpaid), by the total number of shares outstanding.

Distributions

The Fund intends to make regular monthly distributions to its shareholders (stated in terms of a fixed cents per share distribution rate) based on the past and projected performance of the Fund. Among other factors, the Fund seeks to establish a distribution rate that roughly corresponds to the Manager’s projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. Each monthly distribution is not solely dependent on the amount of income earned or capital gains realized by the Fund, and such distributions may from time to time represent a return of capital and may require that the Fund liquidate investments. As market conditions and portfolio performance may change, the rate of distribution on the shares and the Fund’s distribution policy could change. The Fund reserves the right to change its distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

Distributions to shareholders are recorded on the ex-dividend date.

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s independent committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund expects the risk of loss pursuant to these contracts to be immaterial.

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2012, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to failure of a counterparty to perform according to the terms of the futures and option contracts. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized on the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.

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

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations. For additional information on the derivative instruments in which the Fund was invested during and at the end of the reporting period, refer to the Schedule of Investments and Footnote 2 – Summary of Significant Accounting Policies.

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	—	$—	Unrealized depreciation on futures contracts, net*	$(4,755,125)
Commodity	Futures Contracts	—	—	Unrealized depreciation on futures contracts, net*	1,499,470
Commodity	Call Options	—	—	Options written, at value	(2,274,790)
Commodity	Put Options	—	—	Options written, at value	(1,190,634)
Total			$—		$(6,721,079)
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2012**
Net realized gain (loss) from:
Futures contracts Call options written Put options written	$(15,702,338 852,033 124,079)
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written Put options written	$(3,255,655 1,288,108 (5,813	) )
**	For the period October 25, 2012 (commencement of operations) through December 31, 2012.

4. Related Parties

The Manager, the Commodity Sub-advisor and the Collateral Sub-advisor are considered to be related parties to the Fund.

For the services and facilities provided by the Manager, the Fund pays the Manager an annual management fee, payable monthly, based on the Fund’s average daily net assets, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-advisor and the Collateral Sub-advisor. Both the Commodity Sub-advisor and the Collateral Sub-advisor are compensated for their services to the Fund from the management fees paid to the Manager, and the Fund does not reimburse the Manager for those fees.

5. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal year ended December 31, 2012. The financial highlights below reflect only sixty-eight days of the Fund’s operations (from its commencement of operations on October 25, 2012 through December 31, 2012) and may not provide a meaningful understanding of the Fund’s ongoing expenses. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

October 25, 2012 to December 31, 2012
Net Asset Value:
Net asset value per share—beginning of period(a)	$23.88
Net investment income (loss)	(.07)
Net realized and unrealized gain (loss)	(.89)
Distributions	(.15)
Offering costs	(.05)

Net asset value per share—end of period	22.72

Market Value:
Market value per share—beginning of period(b)	$25.00

Market value per share—end of period	$21.22

Ratios to Average Net Assets:(c)
Net investment income (loss)	(1.69)%

Expenses(d)	1.80%

Total Returns:(e)
Based on Net Asset Value	(4.19)%

Based on Market Value	(14.50)%

(a)	Represents initial offering proceeds per share before offering costs. The Fund did not have a Net Asset Value per share prior to its initial public offering and commencement of operations on October 25, 2012.
(b)	The Fund did not have a Market Value per share prior to its initial public offering and commencement of operations on October 25, 2012.
(c)	Annualized.
(d)	Net of expense reimbursement from the Manager.
(e)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

Total Return Based on Market Value is the combination of changes in the market price per share and the assumed reinvestment of distributions, if any, at the ending market price per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the ending market price per share at the end of the period. Total returns are not annualized.

6. – Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the periods ended December 31, 2012 and December 31, 2011. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the Fund.

	For the Three Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Total investment income	$—		$—		$—		$87,459
Net investment income (loss)	$—		$—		$—		$(1,275,616)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$—		$—		$—		$(16,628,746)
Net income (loss)	$—		$—		$—		$(17,904,362)
Increase (decrease) in net assets	$—		$—		$—		$427,091,508
Net income (loss) per weighted average share	$—	(1)	$—	(1)	$—	(1)	$(0.95	)(2)

			For the Three Months Ended
			June 30, 2011(3)		September 30, 2011		December 31, 2011
Total investment income			$—		$—		$—
Net investment income (loss)			$—		$—		$—
Net realized gain (loss) and change in net unrealized appreciation (depreciation)			$—		$—		$—
Net income (loss)			$—		$—		$—
Increase (decrease) in net assets			$—		$20,055		$—
Net income (loss) per weighted average share			N/A	(4)	$—	(1)	$—	(1)

(1)	The Fund had not commenced operations.
(2)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(3)	The Fund was organized as a statutory trust on May 25, 2011.
(4)	Not applicable; there was no shares outstanding during the period.

7. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 (“ASU No. 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) on the Statement of Assets and Liabilities. This information will enable users of the entity’s financial statements to evaluate the effect or potential effect of netting arrangements on the entity’s financial position. ASU No. 2011-11 is effective prospectively during interim or annual periods beginning on or after January 1, 2013. At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statements amounts and footnote disclosures, if any.

8. Subsequent Event

On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the reporting period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Fund has no executive officers and does not have any employees. The Fund is managed by the Manager and depends upon the Manager’s services and resources. The Delaware Trustee and the independent committee have limited duties and responsibilities to the Fund, as described below.

Trustee

Wilmington Trust Company, a Delaware banking corporation, is the Delaware Trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties and responsibilities with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended. The rights and duties of the Delaware Trustee, the independent committee, the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the independent committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and the Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager, which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. The independent committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged by the Fund. The independent committee is also responsible for appointing members of the independent committee in the event of any vacancy caused by death, resignation or removal and determining their compensation. Other than the responsibilities mandated by the NYSE MKT, the independent committee will have only the limited authority and responsibilities as set forth under the Trust Agreement.

The persons listed below have been appointed by the Manager as members of the independent committee. The names of the members of the independent committee, their principal occupations and other affiliations during the past five years, and other directorships they hold are set forth below. The information listed below for each member of the independent committee includes the experiences, qualifications, attributes and skills that led to the conclusion that each member of the independent committee should serve as such.

Christopher A. Cotter. Mr. Cotter (age 53) is a Managing Director at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 61) is an internal consultant (since July 2012) and former Managing Director and Chief Operating Officer (February 1998 to July 2012) of Convergent Capital Management, a multi-boutique asset management holding company. He is involved in management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. He also serves as business manager for CNI Charter Funds, a $6 billion proprietary fund complex, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management, Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and a Masters of Management from Kellogg Graduate School of Management. Mr. Hunt holds a CCM certification, and has served on the Convergent Capital Board as well as the boards of its subsidiary registered investment advisors since 1998.

L. Joe Moravy. Mr. Moravy (age 62) is a Managing Director of Finance Scholars Group, a boutique consulting firm providing litigation support services since March 2010. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Manager from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy has been a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy has been a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 65) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center, and previously Treasurer and Executive Committee Member of the Board of Directors of the Boys and Girls Club of Lake County. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The independent committee of the Fund has determined that the Fund has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-advisor, which invests the Fund’s assets in commodity futures contracts and options; and

•	the Collateral Sub-advisor, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisors;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $218.6 billion of assets under management as of December 31, 2012. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 57) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities, and is the head of product development, managing product design and development of financial products that provide exposure to commodities and monitoring trends that indicate the need for new commodity products and services. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President, of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business including the development and launch of new closed-end funds, and he is Co-President of Nuveen Fund Advisors, Inc. (since January 2011). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of the Manager on May 7, 2010 and July 13, 2010, respectively.

Margo Cook (age 48) has been a Managing Director of NCAM since October 2011. Ms. Cook is the Head of Investment Services, serving as the key liaison with Nuveen’s investment managers, including six asset management companies and seven sub-advisors. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment issues on behalf of Nuveen Fund Advisors, Inc. Ms. Cook is the chair of the Nuveen Fund Advisors, Inc.’s Oversight Committee and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005-2007), Head of Institutional Fixed Income (1996-2005) and Senior Fixed Income Portfolio Manager (1988-1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of the Manager on November 23, 2011.

Stephen D. Foy (age 58) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Senior Vice President (since May 2010) and Funds Controller (since May 1998) of Nuveen Investments and a Vice President (since May 2005) of Nuveen Fund Advisors, Inc. In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committee of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITs, funds and other investment vehicles advised by Nuveen Fund Advisors, Inc. Mr. Foy was listed as a principal of the Manager on May 19, 2010.

Carl M. Katerndahl (age 50) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl is the head of sales, identifying potential customers and financial intermediaries for distribution of NCAM’s commodity products and services. Previously, Mr. Katerndahl has also been Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for all sales and client service, including key accounts for the firm. Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of the Manager on June 18, 2010 and July 13, 2010, respectively.

Mary Keefe (age 62) has served as Chief Compliance Officer of NCAM since December 2012. She is responsible for implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Keefe is also Managing Director and Director of Compliance for Nuveen Investments (since May 2004). In such capacity, she manages the Compliance Department for Nuveen Investments and is the Chief Compliance Officer for several of Nuveen Investments’ affiliated registered investment advisers, including NCAM, and Nuveen Investments’ affiliated broker-dealer, Nuveen Securities, LLC. As Director of Compliance for Nuveen Investments, Ms. Keefe serves on a number of Nuveen Investments’ governance committees including the Nuveen Fund Advisor’s Oversight Committee and Nuveen’s Operations Committee and Material Matters Committee. Ms. Keefe chairs the Compliance Committees for Nuveen Investments and for the registered entities for which she serves as Chief Compliance Officer. Previously, Ms. Keefe served as Director of the Chicago Regional Office of the SEC from July 1994 to December 2003, which included managing the enforcement and examination programs and a staff of approximately 250. Prior thereto, she was Associate Director of Enforcement (1993 to 1994) and Associate Director of Regulation (1992to 1993) of the SEC’s Chicago Regional Office. Ms. Keefe received a law degree from De Paul University College of Law in 1979. Ms. Keefe was listed as a principal of the Manager on December 21, 2012.

Anne Kritzmire (age 50) has been Managing Director of NCAM since May 2012. Ms. Kritzmire leads Nuveen’s Closed-End Funds and Global Structured Products marketing group, and is responsible for all marketing strategy and implementation, financial advisor and investor education, communications and comprehensive data support for Nuveen’s entire family of closed-end funds and exchange-traded commodity products. She manages an integrated program of advisor and investor support activities as well as advertising, analyst relations, sales support, and educational initiatives. Ms. Kritzmire joined Nuveen Investments in April of 1999 as Vice President and Director, Client Development and Customer Insight, to develop the firm’s customer relationship management strategy across multiple product platforms and sales channels. Prior to joining Nuveen, she held senior marketing and business planning positions with the Pharmaceutical Products Division of Abbott Laboratories (October 1993-April 1999), and served in engineering, project management, sales, and business consulting capacities with IBM Corporation (July 1984-October 1993). Ms. Kritzmire was listed as a principal and registered as an associated person of the Manager on May 23, 2012 and May 31, 2012, respectively.

Gifford R. Zimmerman (age 56) has served as Chief Administrative Officer of NCAM since August 2006. Until December 2012 he was Chief Compliance Officer of NCAM, and was responsible for adopting and implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Until August 2011 he was the principal executive officer of NCAM and supervised its overall business activities. He is responsible for adopting and implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Mr. Zimmerman is also a Managing Director (since January 2002), Assistant Secretary and Associate General Counsel (since 1997) of Nuveen Investments. Previously, Mr. Zimmerman was a Vice President from 1992 to 2002 (and an Assistant Vice President from 1988 to 1992) and Assistant General Counsel of Nuveen Investments (from 1988 to 1997). Mr. Zimmerman also serves as a Managing Director (since May 2002; prior thereto, Vice President from 1992 to 2002 and Assistant Vice President from 1988 to 1992), Co-General Counsel (since January 2011; prior thereto, Associate General Counsel from 2004-2011, General Counsel from 1998 to 2004, Associate General Counsel from 1997 to 1998, and Assistant General Counsel from 1988 to 1997) and Assistant Secretary of Nuveen Fund Advisors, Inc., and as Managing Director (since 2002; prior thereto, Vice President from 1992 to 2002 and Assistant Vice President from 1988 to 1992) and Assistant Secretary of Nuveen Investments and Nuveen Asset Management (since January 2011). Mr. Zimmerman’s duties have included serving since January 1997 as the manager or co-manager of the sub-unit of the Nuveen Legal Department that handles legal aspects of the Nuveen Fund family, as well as participating in the oversight of Fund operations, in Fund governance matters, and in product development activities. Mr. Zimmerman is a Chartered Financial Analyst charterholder. Mr. Zimmerman was listed as a principal and registered as an associated person of the Manager on August 30, 2006.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Senior Financial Officer Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisors, members of the independent committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the independent committee members and personnel of the Manager and Sub-advisors who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2012, all such necessary reports were filed in a timely manner, except for a purchase by Mr. Hepworth of 2,000 shares on October 26, 2012, which was reported on a Form 4 filed on March 19, 2013.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. Prior to the initial public offering of the Fund, each member of the independent committee received an annual fee of $25,000. Upon the completion of the Fund’s initial public offering, the annual fee for each member of the independent committee increased to $30,000, and each member of the independent committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the independent committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the independent committee. In addition, the independent committee chair receives an additional annual fee of $6,000. The independent committee members will also be compensated for out-of-pocket costs in connection with attending independent committee meetings. The fees of the independent committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CFD.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its liabilities.

The Fund incurred $945,199 in management fees for the period from October 25, 2012 (the commencement of operations) through December 31, 2012, of which $460,442 was still payable to the Manager at the end of the period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of January 31, 2013, by the Manager and its executive officers, portfolio managers and principals of Sub-advisors and the members of the independent committee of the Fund. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Nuveen Commodities Asset Management, LLC	840 Shares	0.00%

Independent Committee
L. Joe Moravy	1,500 Shares	0.01%
Jon C. Hunt	4,000 Shares	0.02%

Principals of Sub-advisors
Douglas J. Hepworth	2,000 Shares	0.01%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or principal of the Sub-advisors or member of the independent committee of the Fund owned shares of the Fund as of January 31, 2013. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PricewaterhouseCoopers LLP (“PwC”), for the fiscal years ended December 31, 2012 and December 31, 2011.

	2012	2011
Audit Fees	$69,850	$15,500
Audit-Related Fees	—	—
Tax Fees	50,000	—
All Other Fees	—	—

Total	$119,850	$15,500

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2012 annual financial statements included on Form 10-K, as well as the June 30, 2012 financial statements included in the Fund’s Registration Statement on Form S-1 (No. 333-174764). Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

Tax fees cover certain tax compliance and reporting services to the Fund, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to Fund shareholders and the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free package support help line.

The members of the independent committee serve as the audit committee of the Fund. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, currently PwC. All of the services provided by PwC were approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. (1)

10.1	Commodity Sub-Advisory Agreement. (2)

10.2	Collateral Sub-Advisory Agreement. (2)

10.3	Custodian Agreement. (2)

10.4	Shareholder Transfer Agency and Service Agreement. (2)

10.5	Subscription Agreement. (2)

10.6	Investment Management Agreement. (2)

10.7	Futures and Options Customer Account Agreement. (2)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on September 20, 2012 with Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-174764) and incorporated by reference herein.
(2)	Filed on December 7, 2012 as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 001-35710) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 20, 2013.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 20, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 20, 2013