Form 10-Q
period 2013-03-31
Nuveen Long/Short Commodity Total Return Fund
filed 2013-05-10
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, the registrant had 18,791,340 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $347,526,145 and $372,233,128, respectively)	$347,585,797	$372,303,955
Deposits with brokers	60,822,477	63,184,990
Unrealized appreciation on futures contracts	4,910,579	1,499,470
Receivable for investments sold	3,498,214	—

Total assets	416,817,067	436,988,415

LIABILITIES
Cash overdraft	1,902	928,991
Options written, at value (premiums received $3,671,121 and $4,747,719, respectively)	4,016,116	3,465,424
Unrealized depreciation on futures contracts	2,399,932	4,755,125
Distributions payable	2,914,130	—
Accrued expenses:
Management fees	435,414	460,442
Independent Committee fees	28,394	25,800
Other	342,187	241,070

Total liabilities	10,138,075	9,876,852

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 18,800,840 shares issued and outstanding at March 31, 2013 and 18,800,840 shares issued and outstanding at December 31, 2012	447,930,055	447,930,055

Accumulated undistributed earnings (deficit)	(41,251,063)	(20,818,492)

Total shareholders’ capital (Net assets)	406,678,992	427,111,563

Total liabilities and shareholders’ capital	$416,817,067	$436,988,415

Net assets	$406,678,992	$427,111,563
Shares outstanding	18,800,840	18,800,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$21.63	$22.72

Market value per share outstanding	$20.23	$21.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 46,500	U.S. Treasury Bills	0.000%	5/02/13	Aaa	$46,498,000
47,500	U.S. Treasury Bills	0.000%	5/30/13	Aaa	47,495,155
47,500	U.S. Treasury Bills	0.000%	7/25/13	Aaa	47,488,980
38,500	U.S. Treasury Bills	0.000%	6/27/13	Aaa	38,493,494
44,000	U.S. Treasury Bills	0.000%	9/19/13	Aaa	43,978,572
40,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	39,968,840
44,500	U.S. Treasury Bills	0.000%	1/09/14	Aaa	44,459,817
39,250	U.S. Treasury Bills	0.000%	3/06/14	Aaa	39,202,939

347,750	Total U.S. Government And Agency Obligations (cost $347,526,145)				347,585,797

	Total Short-Term Investments (cost $347,526,145)				$347,585,797

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2013	213	$23,434,260	$(299,550)
	ICE Brent Crude Oil Futures Contract	Long	June 2013	155	17,017,450	302,337
	NYMEX Crude Oil Futures Contract	Long	May 2013	69	6,708,870	178,651
	NYMEX Crude Oil Futures Contract	Long	June 2013	338	32,951,620	860,079

	Total Crude Oil					1,041,517

	Heating Oil
	ICE Gas Oil Futures Contract	Long	June 2013	406	37,372,300	348,312
	NYMEX Heating Oil Futures Contract	Long	May 2013	79	10,109,946	114,126
	NYMEX Heating Oil Futures Contract	Long	June 2013	134	17,069,724	163,341

	Total Heating Oil					625,779

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2013	106	4,265,440	106,205
	NYMEX Natural Gas Futures Contract	Long	June 2013	280	11,384,800	126,000
	NYMEX Natural Gas Futures Contract	Long	July 2013	284	11,680,920	244,507

	Total Natural Gas					476,712

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2013	164	21,425,813	(538,762)
	NYMEX Gasoline RBOB Futures Contract	Long	June 2013	50	6,475,560	60,194

	Total Unleaded Gas					(478,568)

	Total Energy					1,665,440

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture	Corn
	CBOT Corn Futures Contract	Long	May 2013	290	$10,081,125	$(81,840)
	CBOT Corn Futures Contract	Long	July 2013	558	18,860,400	(546,107)

	Total Corn					(627,947)

	Soybean
	CBOT Soybean Futures Contract	Short	May 2013	(74)	(5,197,575)	4,887
	CBOT Soybean Futures Contract	Long	July 2013	423	29,303,325	(768,166)

	Total Soybean					(763,279)

	Wheat
	CBOT Wheat Futures Contract	Short	May 2013	(60)	(2,063,250)	97,580
	CBOT Wheat Futures Contract	Short	July 2013	(308)	(10,641,400)	485,243

	Total Wheat					582,823

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2013	(28)	(1,132,880)	11,288
	CBOT Soybean Meal Futures Contract	Short	July 2013	(136)	(5,446,800)	30,203

	Total Soybean Meal					41,491

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2013	(55)	(1,653,630)	10,986
	CBOT Soybean Oil Futures Contract	Short	July 2013	(188)	(5,679,480)	19,369

	Total Soybean Oil					30,355

	Cotton
	ICE Cotton Futures Contract	Long	May 2013	110	4,865,300	364,071
	ICE Cotton Futures Contract	Long	July 2013	5	224,525	(2,630)

	Total Cotton					361,441

	Sugar
	ICE Sugar Futures Contract	Short	May 2013	(221)	(4,371,203)	74,511
	ICE Sugar Futures Contract	Short	July 2013	(445)	(8,821,680)	122,130

	Total Sugar					196,641

	Coffee
	ICE Coffee C Futures Contract	Short	May 2013	(128)	(6,583,200)	576,225
	ICE Coffee C Futures Contract	Short	July 2013	(14)	(733,163)	562

	Total Coffee					576,787

	Total Agriculture					398,312

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Metals	Copper
	CEC Copper Futures Contract	Short	July 2013	(112)	$(9,581,600)	$121,788

	Gold
	CEC Gold Futures Contract	Short	June 2013	(257)	(41,009,490)	31,940

	Silver
	CEC Silver Futures Contract	Short	May 2013	(106)	(15,011,190)	325,295

	Total Metals					479,023

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	April 2013	(41)	(2,113,960)	47,080
	CME Live Cattle Futures Contract	Short	June 2013	(221)	(10,994,750)	(162,877)

	Total Live Cattle					(115,797)

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2013	(33)	(1,063,920)	64,669
	CME Lean Hogs Futures Contract	Short	June 2013	(144)	(5,245,920)	19,000

	Total Lean Hogs					83,669

	Total Livestock					(32,128)

	Total Futures Contracts outstanding					$2,510,647

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2013	(55)	$105.0	$(283,800)
	NYMEX Crude Oil Futures Options	April 2013	(63)	94.5	(206,010)

	Total Crude Oil				(489,810)

	Heating Oil
	NYMEX Heating Oil Futures Options	April 2013	(77)	3.0	(255,809)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2013	(100)	3,550.0	(481,000)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2013	(33)	27,900.0	(452,252)

	Total Energy				(1,678,871)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	April 2013	(127)	$675.0	$(143,669)

	Soybean
	CBOT Soybean Futures Options	April 2013	(74)	1,440.0	(43,475)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(25)	410.0	(18,875)

	Cotton
	ICE Cotton Futures Options	April 2013	(17)	76.0	(106,165)

	Total Agriculture				(312,184)

	Total Call Options Written outstanding (premiums received $1,922,905)		(571)		$(1,991,055)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2013	(74)	$1,440.0	$(173,900)

	Wheat
	CBOT Wheat Futures Options	April 2013	(55)	800.0	(309,375)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(25)	410.0	(32,375)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2013	(36)	540.0	(85,968)

	Sugar
	ICE Sugar Futures Options	April 2013	(98)	21.3	(394,038)

	Coffee
	ICE Coffee C Futures Options	April 2013	(21)	177.5	(317,835)

	Total Agriculture				(1,313,491)

Metals	Gold
	CEC Gold Futures Options	May 2013	(39)	1,665.0	(303,420)

	Silver
	CEC Silver Futures Options	April 2013	(16)	3,100.0	(217,200)

	Total Metals				(520,620)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2013	(39)	$136.0	$(110,760)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2013	(27)	88.0	(80,190)

	Total Livestock				(190,950)

	Total Put Options Written outstanding (premiums received $1,748,216)		(430)		$(2,025,061)

	Total Options Written outstanding (premiums received $3,671,121)		(1,001)		$(4,016,116)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts is 3,664 and (2,571), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts is $263,231,378 and $(137,345,091), respectively.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	Three Months Ended March 31,
	2013	2012(1)
Investment Income:
Interest	$133,431	$—

Total Investment Income	133,431	—

Expenses:
Management fees	1,288,541	—
Brokerage commissions	211,178	—
Custodian fees and expenses	33,514	—
Organization expenses	—	64,000
Independent Committee fees and expenses	29,557	—
Professional fees	113,552	—
Shareholder reporting expenses	37,719	—
Licensing fees	103,746	—
Other expenses	6,084	—

Total expenses before expense reimbursement	1,823,891	64,000
Expense reimbursement	—	(64,000)

Net expenses	1,823,891	—

Net investment income (loss)	(1,690,460)	—

Net realized gain (loss) from:
Short-term investments	3,363	—
Futures contracts	(21,185,094)	—
Options written	7,054,173	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(11,175)	—
Futures contracts	5,766,302	—
Options written	(1,627,290)	—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(9,999,721)	—

Net income (loss)	$(11,690,181)	$—

Net income (loss) per weighted-average share	$(.62)	$—	(2)
Weighted-average shares outstanding	18,800,840	840	(2)

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.
(2)	The Fund issued 840 shares (initial issuance of shares to the Manager) on August 31, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012

	Three Months Ended March 31, 2013	Year Ended December 31, 2012(1)
Shareholders’ capital—beginning of period	$427,111,563	$20,055
Issuance of shares, net of offering costs	—	447,910,000

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,690,460)	(1,275,616)
Net realized gain (loss) from:
Short-term investments	3,363	13
Futures contracts	(21,185,094)	(15,702,338)
Options written	7,054,173	976,112
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(11,175)	70,827
Futures contracts	5,766,302	(3,255,655)
Options written	(1,627,290)	1,282,295

Net income (loss)	(11,690,181)	(17,904,362)

Distributions to shareholders	(8,742,390)	(2,914,130)

Shareholders’ capital—end of period	$406,678,992	$427,111,563

Shares—beginning of period	18,800,840	840
Issuance of shares	—	18,800,000

Shares—end of period	18,800,840	18,800,840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	Three Months Ended March 31,
	2013	2012(1)
Cash flows from operating activities:
Net income (loss)	$(11,690,181)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(150,886,875)	—
Proceeds from sales and maturities of short-term investments	175,730,632	—
Premiums received for options written	7,895,929	—
Cash paid for options written	(1,918,354)	—
Amortization (Accretion)	(133,411)	—
(Increase) Decrease in:
Deposits with brokers	2,362,513	—
Receivable from investments sold	(3,498,214)	—
Receivable from Manager	—	(64,000)
Increase (Decrease) in:
Payable for organization expenses	—	64,000
Accrued management fees	(25,028)	—
Accrued independent committee fees	2,594	—
Accrued other expenses	101,117	—
Net realized (gain) loss from:
Short-term investments	(3,363)	—
Options written	(7,054,173)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	11,175	—
Futures contracts	(5,766,302)	—
Options written	1,627,290	—

Net cash provided by (used in) operating activities	6,755,349	—

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	(927,089)	—
Cash distributions paid to shareholders	(5,828,260)	—

Net cash provided by (used in) financing activities	(6,755,349)	—

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	20,055

Cash—end of period	$—	$20,055

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

1. Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”), is a Delaware limited liability company registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on October 25, 2012, with its initial public offering of 18,800,000 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement dated September 14, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

1. Organization (continued)

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the March 31, 2013 presentation.

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements, included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the investor has unrealized appreciation the clearing broker would credit the investors account with an amount equal to appreciation and conversely if the investor has unrealized depreciation the clearing broker would debit the investors account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed, the Fund records a realized gain or loss

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

Risks of investments in commodity futures contracts include possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and the possibility that a change in the value of the contract may not correlate with a change in the value of the underlying commodities.

The average number of long and short futures contracts outstanding during the three months ended March 31, 2013 and the period October 31, 2012 (date on which the Fund began entering into futures contracts) through December 31, 2012 was as follows:

	Three Months Ended March 31, 2013	For the Period October 31, 2012 through December 31, 2012
Average number of long and short futures contracts outstanding*	5,788	5,255

*	The average number of contracts is calculated based on the absolute aggregate value of outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period October 31, 2012 through December 31, 2012, the average number of contracts is calculated based on the outstanding number of contracts at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2013 and the period November 1, 2012 (date on which the Fund began entering into option contracts) through December 31, 2012 the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the three months ended March 31, 2013 and the period October 25, 2012 (commencement of operations) through December 31, 2012. The purchase of

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written were as follows:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,024	$4,747,719	—	$—
Options written	2,008	7,895,929	2,228	9,526,927
Options terminated in closing purchase transactions	(388)	(1,989,796)	(1,110)	(4,375,188)
Options expired	(533)	(2,480,257)	(62)	(213,570)
Options exercised	(1,110)	(4,502,474)	(32)	(190,450)

Outstanding, end of the period	1,001	$3,671,121	1,024	$4,747,719

The average number of options written outstanding during the three months ended March 31, 2013 and the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012 was as follows:

	Three Months Ended March 31, 2013	For the Period November 1, 2012 through December 31, 2012
Average number of options written outstanding*	1,013	709

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period November 1, 2012 through December 31, 2012, the average number of contracts is calculated based on the outstanding number of contracts at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Collateral Investments

Currently approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$347,585,797	$—	$347,585,797
Derivatives:
Futures Contracts*	2,510,647	—	—	2,510,647
Options Written	(4,016,116)	—	—	(4,016,116)

Total	$(1,505,469)	$347,585,797	$—	$346,080,328

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$372,303,955	$—	$372,303,955
Derivatives:
Futures Contracts*	(3,255,655)	—	—	(3,255,655)
Options Written	(3,465,424)	—	—	(3,465,424)

Total	$(6,721,079)	$372,303,955	$—	$365,582,876

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments as of the end of each reporting period.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Organizational Expenses and Offering Costs

In connection with the Fund’s initial public offering on October 25, 2012, Nuveen (i) reimbursed all organizational expenses of the Fund and (ii) paid all offering costs (other than sales load and underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs ($940,000) was recorded as a reduction of the proceeds from the sale of the shares.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s independent committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund believes the risk of loss pursuant to these contracts to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to failure of a counterparty performing according to the terms of the futures and option contracts. The Fund may be exposed to credit risk from its investments in commodity futures contracts and options on commodity futures contracts resulting from the clearing house associated with a particular exchange failing to meet its obligations to the Fund. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

nonperformance of one of their members, which should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., as in some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

3. Derivative Instruments and Hedging Activities (continued)

The following tables present the fair value of all derivative instruments held by the Fund, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Three Months Ended March 31, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts*	$4,910,579	Unrealized depreciation on futures contracts*	$(2,399,932)
Commodity	Call Options	—	—	Options written, at value	(1,991,055)
Commodity	Put Options	—	—	Options written, at value	(2,025,061)
Total			$4,910,579		$(6,416,048)

		Year Ended December 31, 2012
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives**		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts*	$1,499,470	Unrealized depreciation on futures contracts*	$(4,755,125)
Commodity	Call Options	—	—	Options written, at value	(2,274,790)
Commodity	Put Options	—	—	Options written, at value	(1,190,634)
Total			$1,499,470		$(8,220,549)
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments as of the end of each reporting period and not the “Deposits with brokers” as presented on the Statements of Financial Condition.
**	Amounts have been reclassified to conform to the current presentation.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012***
Net realized gain (loss) from:
Futures contracts Call options written Put options written	$(21,185,094 5,792,479 1,261,694)		$	— — —
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written Put options written	$5,766,302 (1,356,258 (271,032	) )	$	— — —
***	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

4. Related Parties

The Manager, the Commodity Sub-advisor and the Collateral Sub-advisor are considered to be related parties to the Fund.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

4. Related Parties (continued)

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

5. Share Repurchase Program

On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions. As of March 31, 2013, the Fund has not repurchased any of its common shares outstanding.

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2013. As of March 31, 2012, the Fund had no operations other than those related to organizational matters and therefore there are no financial highlights presented. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

6. Financial Highlights (continued)

market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

Three Months Ended March 31, 2013
Net Asset Value:
Net asset value per share—beginning of period	$22.72
Net investment income (loss)	(.09)
Net realized and unrealized gain (loss)	(.53)
Distributions	(.47)

Net asset value per share—end of period	$21.63

Market Value:
Market value per share—beginning of period	$21.22

Market value per share—end of period	$20.23

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.64)%

Expenses	1.77%

Total Returns:(b)
Based on Net Asset Value	(2.77)%

Based on Market Value	(2.58)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. Subsequent Events

Share Repurchase Program

Subsequent to March 31, 2013, the Fund began repurchasing its outstanding common shares. During April 2013, the Fund repurchased 9,500 common shares at a weighted average price of $18.76 per share.

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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws or otherwise, the Fund and the Manager undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Fund is a commodity pool, which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with the public offering of 18,800,000 shares. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that are among the most actively traded futures contracts in the global commodity markets. Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund also employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities and other short-term, high grade debt securities.

Results of Operations

The Quarter Ended March 31, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.23 on the close of business on March 28, 2013 (the last trading day of the quarter). This represents a decrease of 4.67% in share price (not including an assumed reinvestment of distributions) from the $21.22 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the year were $23.93 (January 28, 2013) and $19.52 (March 11, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on April 1, 2013. The Fund’s total return on market value for the quarter, which assumes reinvestment of such distributions, was -2.58%. At March 28, 2013 (the last trading day of the quarter), shares of the Fund traded at a 6.47% discount to the Fund’s net asset value of $21.63 per share.

The Quarter Ended March 31, 2013 – Net Assets of the Fund

The Fund’s net assets decreased from $427.1 million at December 31, 2012, to $406.7 million at March 31, 2013, a decrease of $20.4 million. The decrease in the Fund’s net assets was due to $14.1 million in net realized losses and $4.1 million in net unrealized appreciation on the Fund’s commodity portfolio during the year, a net investment loss of $1.7 million, and $8.7 million of distributions to shareholders.

For the quarter the Fund’s commodity portfolio returned -2.48%, before considering the expenses of the Fund, and underperformed the Index, which returned 2.72% for the quarter. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -2.77%.

Overall commodities prices had a favorable start to 2013 with a rise in January, but fell sharply in February, and saw a modest recovery in March. As measured by the Dow Jones-UBS Commodity Index, a long-only, broad-based commodity benchmark, the commodity markets fell 1.2% during the first quarter of 2013. In contrast to 2012, when commodities prices moved in reaction to macroeconomic and geopolitical forces, during the quarter commodity prices responded to the supply and demand fundamentals of individual markets. In agriculture, prices were weak in reaction to large pending harvests. Energy commodities saw a volatile period, but ended up for the quarter. Livestock commodities were challenged by continuing supply issues, and metals experienced a weak quarter as well.

Agriculture commodities generally declined during the quarter. Markets continued to moderate from the severe drought conditions and record high grains prices experienced during the summer of 2012, as well as the large supplies being brought to the world market from South America’s record crops in soybeans, sugar and coffee. Moreover, on the last day of the quarter, grains sold off sharply in response to reports from the United States (“U.S.”) Department of Agriculture showing larger-than-expected U.S. inventories in March, and forecasting greater supplies of corn, soybeans and wheat for the coming U.S. crop year. Agriculture’s one bright spot was cotton, where markets were optimistic about large export sales to China, as well as a smaller U.S. crop, as growers favor corn and soybeans due to their higher prices. Energy markets had a positive quarter, with WTI Crude Oil experiencing gains, aided by the slow-but-steady pace of economic growth in the U.S., as well as Brent crude oil, which also gained on an apparent reduction in geopolitical tensions. Natural gas prices experienced a sharp rise from very low levels, as unseasonably cold weather in March spurred heating demand, reducing inventories from their sustained record levels. Livestock markets saw a steady decline during the quarter due to high grain prices which have led ranchers to bring their herds to market early, increasing available supplies, as well as the fact that in March, China placed bans on feed additives in pork imports, possibly constraining a large portion of U.S. export sales. In metals, copper was lower on growing supplies and the slow pace of global manufacturing, while gold and silver were down on reduced demand for safe investment havens as investors worldwide moved to risk assets during the quarter.

The Fund’s portfolio saw losses in three out of four commodity groups in first quarter 2013 (metals, agriculture, and energy) and a gain in livestock. The Fund lost approximately 7% on its positions in metals during the quarter, including losses of approximately 8%, 6%, and 3% in gold, silver, and copper, respectively. For agricultural commodities, a large loss in soybeans (approximately 10%), as well as losses in wheat (approximately 5%), soybean meal (approximately 1%), and corn (approximately less than 1%), outweighed gains in sugar, coffee, and cotton (approximately 7%, 5%, and 4%, respectively), leading to a loss of approximately 2% for the group overall. In energy, the portfolio experienced a loss of approximately 1% during the quarter, made up of losses in heating oil, WTI crude oil, and natural gas of approximately 5%, 5% and 4%, respectively, which were partly offset by a large gain in Reformulated Gasoline Blendstock for Oxygen Blending (“RBOB”) gasoline (more commonly known as unleaded gasoline) and a gain in Brent crude oil of approximately 8% and 2%, respectively. In livestock, the Fund experienced gains in both live cattle and lean hogs of approximately 4% and 2%, respectively, resulting in earnings of approximately 4% for the quarter.

Relative to the Index, considering both the return and the portfolio weightings of the specific commodities, the commodity portfolio underperformed in all four commodities groups, for a total underperformance of approximately 5%. Metals detracted approximately 2% of relative performance, with underperformance in all three commodities, with the largest detractor being gold. Agriculture detracted approximately 2% from relative performance, as the Fund underperformed in its positions in soybeans, wheat and sugar, but outperformed in cotton and corn. In soybean meal, soybean oil and coffee, the Fund performed in line with the Index. The Fund underperformed in all energy positions, detracting from relative performance by approximately 1.5%, primarily from losses in natural gas, heating oil and WTI crude oil. In livestock the Fund underperformed in both live cattle and lean hogs, detracting from relative performance by approximately 0.1%.

The Fund’s long, short or flat positioning of the contracts in its portfolio versus the Index varied by commodity and group during the quarter. Of the 19 commodities in the portfolio during the quarter, the long, short or flat positions of eight were closely in line with those of the Index. Of the 11 commodities where positions varied significantly between the Fund and the Index, 10 detracted from performance. In the metals group, the Fund moved between long and short positions on gold several times early in the quarter, but held a short position for most of the period, while the Index made only one change and spent nearly the entire period holding a short position. The Fund underperformed in gold with a return of approximately -8% versus a return of approximately 6% for the Index. In agriculture, the Fund experienced large relative underperformance in soybeans. The market showed no distinctive trend during the quarter, and the Fund moved from long to short several times, contributing to underperformance against the Index with a return of approximately -10%, while the Index held a long position for the majority of the period and experienced a return of approximately 1%. In wheat, which declined for most of the quarter, the Index moved from a long to a short position early in the quarter, while the Fund moved in mid-quarter, leading to a return of approximately -5% for the Fund’s wheat positions, versus a return of approximately 17% for the Index. Positioning contributed to the Fund’s return in cotton, a market which rose during the quarter, where the Index moved from short to long midway through the quarter, while the Fund held a long position during most of the quarter, outperforming the Index by approximately 7%.

The key driver of the Index’s long positions is the upward momentum in the prices of its constituents relative to the moving averages of commodity prices, and the key driver, conversely, of the Index’s short or flat positions is the downward momentum in the prices of other constituents relative to the moving averages of commodity prices. The Fund’s long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency. This dependence on momentum puts the Index and the Fund at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index. The whipsaw effect during the quarter explains a significant portion of the Fund’s underperformance relative to the Index.

The Fund also employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goals of limiting the volatility of the Fund’s returns and providing cash flow for the Fund’s distributions. Gresham utilizes a strategy in which exchange-traded commodity put and/or call options are sold on up to 25% of the notional value of each of its commodity futures contracts that are deemed to have sufficient trading volume and liquidity. During the period, the Fund sold options on approximately 15% of the notional value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, which results in the collecting of premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the returns of the portfolio, they are an important tool for reducing the Fund’s volatility. From December 31, 2012, through March 31, 2013, the Fund had lower volatility than the Index, as measured by the standard deviation of returns.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position or vice-versa) during the life of a particular option. In such a case, the Fund can collect additional premiums. During the reporting period, the Fund was able to sell both puts and calls on several commodities, including lean hogs, gold, silver, cotton, corn, soybeans and soybean meal which benefitted the Fund to a modest degree. The Fund’s option strategy generated net realized gains of $7,054,173 and change in net unrealized depreciation of $1,627,290 for the period.

During the quarter ended March 31, 2013, the Fund’s collateral investments generated interest income of $133,431, which represents 0.03% of average net assets for the quarter ended March 31, 2013.

The net asset value per share on March 31, 2013, was $21.63. This represents a decrease of 4.80% in net asset value (not including an assumed reinvestment of distributions) from the $22.72 net asset value as of December 31, 2012. The Fund declared distributions totaling $0.465 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -2.77% for the quarter ended March 31, 2013.

The Fund generated a net loss of $11.7 million for the quarter ended March 31, 2013, resulting from interest income of $0.1 million, net expenses of $1.8 million, net realized losses of $14.1 million, and net unrealized appreciation of $4.1 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of March 31, 2013. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Cumulative
	1 Month	3 Month	Since Inception
Market Value	-4.83%	-2.58%	-16.71%
Net Asset Value	-0.75%	-2.77%	-6.84%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weighting

The table below presents the composition of the Fund’s commodity portfolio and the Index as of March 31, 2013. The March 31, 2013 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil -Brent	Long	10.10%	Long	10.03%
	Crude Oil - WTI	Long	9.90%	Flat	9.73%
	Heating Oil	Long	16.12%	Long	16.13%
	Natural Gas	Long	6.82%	Long	6.89%
	Unleaded Gas	Long	6.97%	Long	6.95%

			49.91%		49.73%

Agriculture	Corn	Long	7.22%	Long	7.19%
	Soybean	Long	8.61%	Long	8.55%
	Wheat	Short	3.17%	Short	3.54%
	Soybean Meal	Short	1.64%	Long	1.64%
	Soybean Oil	Short	1.83%	Short	1.87%
	Cotton	Long	1.27%	Long	1.27%
	Sugar	Short	3.29%	Short	3.31%
	Coffee	Short	1.83%	Short	1.80%

			28.86%		29.17%

Metals	Copper	Short	2.39%	Short	2.42%
	Gold	Short	10.24%	Short	10.23%
	Silver	Short	3.75%	Short	3.78%

			16.38%		16.43%

Livestock	Live Cattle	Short	3.27%	Short	3.12%
	Lean Hogs	Short	1.58%	Short	1.55%

			4.85%		4.67%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position mean that instead of shorting an energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its assets in a margin account with BCI to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. As of March 31, 2013, the Fund had not repurchased any shares through this program. During April 2013, the Fund repurchased 9,500 shares at a weighted average price of $18.76 per share.

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

A commodity broker, when acting as the Fund’s futures commission merchant, is required by the Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account assets of the Fund related to foreign futures investments and not commingle such assets with assets of the commodity broker.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Commodity Sub-advisor, the Collateral Sub-advisor, the custodian, the transfer agent and the commodity broker. Management fee payments made to the Manager are calculated as a percentage of the Fund’s assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

The Fund holds a significant portion of its assets in futures contracts, options contracts, and short-term, high grade debt instruments, all of which are recorded on a trade date basis and recognized at fair value in the financial statements, with changes in fair value reported on the Statements of Operations as changes in net unrealized appreciation (depreciation).

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

•

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Operations during the period in which the contract is closed or the changes occur, respectively.

•	Interest income, which reflects the amortization of premiums and includes accretion of discount for financial reporting purposes, is recorded on an accrual basis.

Refer to note 2 of the Fund’s notes to financial statements in “Part 1 - Item 1. Financial Statements” of this Report for the summary of significant accounting policies of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2013.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2013	213	$110.0200	1,000	$23,434,260
	ICE Brent Crude Oil Futures Contract	Long	June 2013	155	109.7900	1,000	17,017,450
	NYMEX Crude Oil Futures Contract	Long	May 2013	69	97.2300	1,000	6,708,870
	NYMEX Crude Oil Futures Contract	Long	June 2013	338	97.4900	1,000	32,951,620
	Heating Oil
	ICE Gas Oil Futures Contract	Long	June 2013	406	920.5000	100	37,372,300
	NYMEX Heating Oil Futures Contract	Long	May 2013	79	3.0470	42,000	10,109,946
	NYMEX Heating Oil Futures Contract	Long	June 2013	134	3.0330	42,000	17,069,724
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2013	106	4.0240	10,000	4,265,440
	NYMEX Natural Gas Futures Contract	Long	June 2013	280	4.0660	10,000	11,384,800
	NYMEX Natural Gas Futures Contract	Long	July 2013	284	4.1130	10,000	11,680,920
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2013	164	3.1106	42,000	21,425,813
	NYMEX Gasoline RBOB Futures Contract	Long	June 2013	50	3.0836	42,000	6,475,560

Agriculture	Corn
	CBOT Corn Futures Contract	Long	May 2013	290	6.9525	5,000	10,081,125
	CBOT Corn Futures Contract	Long	July 2013	558	6.7600	5,000	18,860,400
	Soybean
	CBOT Soybean Futures Contract	Long	July 2013	423	13.8550	5,000	29,303,325
	Cotton
	ICE Cotton Futures Contract	Long	May 2013	110	0.8846	50,000	4,865,300
	ICE Cotton Futures Contract	Long	July 2013	5	0.8981	50,000	224,525

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	May 2013	(74)	$14.0475	5000	$(5,197,575)
	Wheat
	CBOT Wheat Futures Contract	Short	May 2013	(60)	6.8775	5000	(2,063,250)
	CBOT Wheat Futures Contract	Short	July 2013	(308)	6.91	5000	(10,641,400)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2013	(28)	404.6	100	(1,132,880)
	CBOT Soybean Meal Futures Contract	Short	July 2013	(136)	400.5	100	(5,446,800)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2013	(55)	0.5011	60000	(1,653,630)
	CBOT Soybean Oil Futures Contract	Short	July 2013	(188)	0.5035	60000	(5,679,480)
	Sugar
	ICE Sugar Futures Contract	Short	May 2013	(221)	0.1766	112000	(4,371,203)
	ICE Sugar Futures Contract	Short	July 2013	(445)	0.177	112000	(8,821,680)
	Coffee
	ICE Coffee C Futures Contract	Short	May 2013	(128)	1.3715	37500	(6,583,200)
	ICE Coffee C Futures Contract	Short	July 2013	(14)	1.3965	37500	(733,163)

Metals	Copper
	CEC Copper Futures Contract	Short	July 2013	(112)	3.422	25000	(9,581,600)
	Gold
	CEC Gold Futures Contract	Short	June 2013	(257)	1595.7	100	(41,009,490)
	Silver
	CEC Silver Futures Contract	Short	May 2013	(106)	28.323	5000	(15,011,190)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	April 2013	(41)	1.289	40000	(2,113,960)
	CME Live Cattle Futures Contract	Short	June 2013	(221)	1.24375	40000	(10,994,750)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2013	(33)	0.806	40000	(1,063,920)
	CME Lean Hogs Futures Contract	Short	June 2013	(144)	0.91075	40000	(5,245,920)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2013	(55)	$105.0	$(283,800)
	NYMEX Crude Oil Futures Options	April 2013	(63)	94.5	(206,010)
	Heating Oil
	NYMEX Heating Oil Futures Options	April 2013	(77)	3.0	(255,809)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2013	(100)	3,550.0	(481,000)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2013	(33)	27,900.0	(452,252)

Agriculture	Corn
	CBOT Corn Futures Options	April 2013	(127)	675.0	(143,669)
	Soybean
	CBOT Soybean Futures Options	April 2013	(74)	1,440.0	(43,475)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(25)	410.0	(18,875)
	Cotton
	ICE Cotton Futures Options	April 2013	(17)	76.0	(106,165)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2013	(74)	$1,440.0	$(173,900)
	Wheat
	CBOT Wheat Futures Options	April 2013	(55)	800.0	(309,375)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(25)	410.0	(32,375)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2013	(36)	540.0	(85,968)
	Sugar
	ICE Sugar Futures Options	April 2013	(98)	21.3	(394,038)
	Coffee
	ICE Coffee C Futures Options	April 2013	(21)	177.5	(317,835)

Metals	Gold
	CEC Gold Futures Options	May 2013	(39)	1,665.0	(303,420)
	Silver
	CEC Silver Futures Options	April 2013	(16)	3,100.0	(217,200)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2013	(39)	136.0	(110,760)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2013	(27)	88.0	(80,190)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2013, the Fund held U.S. Treasury Bills worth $347,585,797 with a par value of $347,750,000.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC)) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high-quality debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments (other than U.S. government securities) are rated at the highest rating applicable for the type of investment as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the reporting period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no changes to the Risk Factors since last reported on Part 1, Item 1A of the Fund’s annual report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The Fund did not issue new shares within the three month period ended on March 31, 2013.

(c) On March 14, 2013, the Fund adopted an open-market share repurchase program allowing the fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. As of March 31, 2013, no shares had been repurchased through the repurchase program and no shares have been repurchased outside of the program described. During April 2013, the Fund repurchased 9,500 common shares at a weighted average price of $18.76 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on September 20, 2012 with Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-174764) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 10, 2013.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 10, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 10, 2013