Form 10-Q
period 2013-06-30
Nuveen Long/Short Commodity Total Return Fund
filed 2013-08-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had 18,791,340 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Statements of Financial Condition at June 30, 2013 (Unaudited) and December 31, 2012	3

	Schedule of Investments at June 30, 2013 (Unaudited)	4

	Statements of Operations for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012 (Unaudited)	9

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2013 (Unaudited) and the year ended December 31, 2012	10

	Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 (Unaudited)	11

	Notes to Financial Statements at June 30, 2013 (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $332,674,158 and $372,233,128, respectively)	$332,723,677	$372,303,955
Deposits with brokers	61,114,369	63,184,990
Unrealized appreciation on futures contracts	13,640,416	1,499,470

Total assets	407,478,462	436,988,415

LIABILITIES
Cash overdraft	—	928,991
Options written, at value (premiums received $5,935,631 and $4,747,719, respectively)	6,881,075	3,465,424
Unrealized depreciation on futures contracts	273,641	4,755,125
Distributions payable	2,912,658	—
Accrued expenses:
Management fees	405,442	460,442
Independent Committee fees	28,287	25,800
Other	338,173	241,070

Total liabilities	10,839,276	9,876,852

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 18,791,340 shares issued and outstanding at June 30, 2013 and 18,800,840 shares issued and outstanding at December 31, 2012	447,751,655	447,930,055

Accumulated undistributed earnings (deficit)	(51,112,469)	(20,818,492)

Total shareholders’ capital (Net assets)	396,639,186	427,111,563

Total liabilities and shareholders’ capital	$407,478,462	$436,988,415

Net assets	$396,639,186	$427,111,563
Shares outstanding	18,791,340	18,800,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$21.11	$22.72

Market value per share outstanding	$19.87	$21.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 47,500	U.S. Treasury Bills	0.000%	7/25/13	Aaa	$47,499,430
44,000	U.S. Treasury Bills	0.000%	9/19/13	Aaa	43,996,568
37,500	U.S. Treasury Bills	0.000%	12/12/13	Aaa	37,488,900
44,500	U.S. Treasury Bills	0.000%	1/09/14	Aaa	44,485,182
25,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	24,987,400
39,250	U.S. Treasury Bills	0.000%	3/06/14	Aaa	39,221,622
25,000	U.S. Treasury Bills	0.000%	4/03/14	Aaa	24,978,925
33,000	U.S. Treasury Bills	0.000%	5/01/14	Aaa	32,966,571
33,000	U.S. Treasury Bills	0.000%	6/26/14	Aaa	32,952,150

$ 328,750	Total U.S. Government And Agency Obligations (cost $328,527,229)				328,576,748

	Repurchase Agreements
$ 4,147	Repurchase Agreement with State Street Bank, dated 6/28/13, repurchase price $4,146,932, collateralized by $4,300,000 U.S. Treasury Notes, 0.625%, due 5/31/17, value $4,231,510	0.010%	7/01/13	N/A	$4,146,929

	Total Repurchase Agreements (cost $4,146,929)				$4,146,929

	Total Short-Term Investments (cost $332,674,158)				$332,723,677

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	NYMEX Crude Oil Futures Contract	Long	August 2013	62	$5,986,720	$116,674
	NYMEX Crude Oil Futures Contract	Long	September 2013	331	31,921,640	587,752

	Total Crude Oil					704,426

	Total Energy					704,426

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture	Corn
	CBOT Corn Futures Contract	Short	September 2013	(857)	(23,449,662)	$1,654,889

	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	478	29,922,800	414,937

	Wheat
	CBOT Wheat Futures Contract	Short	September 2013	(423)	(13,911,413)	881,950

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	149	5,572,600	361,723

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2013	(292)	(7,905,024)	470,238

	Cotton
	ICE Cotton Futures Contract	Long	December 2013	110	4,620,550	(111,628)

	Sugar
	ICE Sugar Futures Contract	Short	October 2013	(714)	(13,530,586)	(23,439)

	Coffee
	ICE Coffee C Futures Contract	Short	September 2013	(172)	(7,765,800)	201,862

	Total Agriculture					3,850,532

Metals	Copper
	CEC Copper Futures Contract	Short	September 2013	(136)	(10,395,500)	674,738

	Gold
	CEC Gold Futures Contract	Short	August 2013	(423)	(51,762,510)	6,081,010

	Silver
	CEC Silver Futures Contract	Short	September 2013	(229)	(22,293,150)	2,156,050

	Total Metals					8,911,798

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2013	(233)	(11,372,730)	(117,694)
	CME Live Cattle Futures Contract	Short	October 2013	(18)	(904,860)	(20,880)

	Total Live Cattle					(138,574)

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2013	27	1,093,770	18,140
	CME Lean Hogs Futures Contract	Long	August 2013	12	467,760	16,715
	CME Lean Hogs Futures Contract	Long	October 2013	118	4,049,760	3,738

	Total Lean Hogs					38,593

	Total Livestock					(99,981)

	Total Futures Contracts outstanding					$13,366,775

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	July 2013	(59)	$94.50	$(178,180)
	ICE Brent Crude Oil Futures Options	August 2013	(52)	104.50	(30,680)

	Total Crude Oil				(208,860)

	Total Energy				(208,860)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2013	(74)	1,240.00	(240,038)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(23)	350.00	(85,330)

	Cotton
	ICE Cotton Futures Options	November 2013	(16)	78.00	(64,640)

	Total Agriculture				(390,008)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	July 2013	(24)	95.00	(61,440)

	Total Livestock				(61,440)

	Total Call Options Written outstanding
	(premiums received $944,746)		(248)		$(660,308)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2013	(125)	$605.00	$(413,281)

	Wheat
	CBOT Wheat Futures Options	August 2013	(63)	815.00	(496,912)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(44)	510.00	(165,528)

	Sugar
	ICE Sugar Futures Options	September 2013	(110)	19.75	(358,512)

	Coffee
	ICE Coffee C Futures Options	August 2013	(25)	162.50	(396,844)

	Total Agriculture				(1,831,077)

Metals	Gold
	CEC Gold Futures Options	July 2013	(63)	1,635.00	(2,591,820)

	Silver
	CEC Silver Futures Options	August 2013	(34)	2,950.00	(1,706,290)

	Total Metals				(4,298,110)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2013	(38)	128.00	(91,580)

	Total Livestock				(91,580)

	Total Put Options Written outstanding
	(premiums received $4,990,885)		(502)		$(6,220,767)

	Total Options Written outstanding
	(premiums received $5,935,631)		(750)		$(6,881,075)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts outstanding is 1,287 and (3,497), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $83,635,600 and $(163,291,235), respectively.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2013 and June 30, 2012

and the Six Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012(1)		2013	2012(1)
Investment Income:
Interest	$120,496	$—		$253,927	$—

Total Investment Income	120,496	—		253,927	—

Expenses:
Management fees	1,237,454	—		2,525,995	—
Brokerage commissions	111,354	—		322,532	—
Custodian’s fees and expenses	40,978	—		74,492	—
Organization expenses	—	142,000		—	206,000
Independent Committee fees and expenses	28,853	—		58,410	—
Professional fees	125,752	—		239,304	—
Shareholder reporting expenses	46,888	—		84,607	—
Licensing fees	108,553	—		212,299	—
Other expenses	6,907	—		12,991	—

Total expenses before expenses reimbursement	1,706,739	142,000		3,530,630	206,000
Expense reimbursement	—	(142,000)		—	(206,000)

Net expenses	1,706,739	—		3,530,630	—

Net investment income (loss)	(1,586,243)	—		(3,276,703)	—

Net realized gain (loss) from:
Short-term investments	1,393	—		4,756	—
Futures contracts	(18,605,476)	—		(39,790,570)	—
Options written	8,821,348	—		15,875,521	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(10,133)	—		(21,308)	—
Futures contracts	10,856,128	—		16,622,430	—
Options written	(600,449)	—		(2,227,739)	—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	462,811	—		(9,536,910)	—

Net income (loss)	$(1,123,432)	$—		$(12,813,613)	$—

Net income (loss) per weighted-average share	$(.06)	$—	(2)	$(.68)	—	(2)
Weighted-average shares outstanding	18,793,060	840		18,796,928	840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.
(2)	The Fund issued 840 shares (initial issuance of shares to the Manager) on August 31, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Six Months Ended June 30, 2013	Year Ended December 31, 2012(1)
Shareholders’ capital—beginning of period	$427,111,563	$20,055
Issuance of shares, net of offering costs	—	447,910,000
Repurchase of shares	(178,400)	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(3,276,703)	(1,275,616)
Net realized gain (loss) from:
Short-term investments	4,756	13
Futures contracts	(39,790,570)	(15,702,338)
Options written	15,875,521	976,112
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(21,308)	70,827
Futures contracts	16,622,430	(3,255,655)
Options written	(2,227,739)	1,282,295

Net income (loss)	(12,813,613)	(17,904,362)

Distributions to shareholders	(17,480,364)	(2,914,130)

Shareholders’ capital—end of period	$396,639,186	$427,111,563

Shares—beginning of period	18,800,840	840
Issuance of shares	—	18,800,000
Repurchase of shares	(9,500)	—

Shares—end of period	18,791,340	18,800,840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended June 30,
	2013	2012(1)
Cash flows from operating activities:
Net income (loss)	$(12,813,613)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(511,649,122)	—
Proceeds from sales and maturities of short-term investments	551,466,656	—
Premiums received for options written	19,412,324	—
Cash paid for options written	(2,348,891)	—
Amortization (Accretion)	(253,808)	—
(Increase) Decrease in:
Deposits with brokers	2,070,621	—
Receivable from Manager	—	(374,000)
Increase (Decrease) in:
Payable for organization expenses	—	374,000
Accrued management fees	(55,000)	—
Accrued independent committee fees	2,487	—
Accrued other expenses	97,103	—
Net realized (gain) loss from:
Short-term investments	(4,756)	—
Options written	(15,875,521)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	21,308	—
Futures contracts	(16,622,430)	—
Options written	2,227,739	—

Net cash provided by (used in) operating activities	15,675,097	—

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	(928,991)	—
Cash paid for shares repurchased	(178,400)	—
Cash distributions paid to shareholders	(14,567,706)	—

Net cash provided by (used in) financing activities	(15,675,097)	—

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	20,055

Cash—end of period	$—	$20,055

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2013

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

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-advisor”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser.

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

June 30, 2013

1. Organization (continued)

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the June 30, 2013 presentation.

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

June 30, 2013

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

The average number of long and short futures contracts outstanding during the six months ended June 30, 2013 and the period October 31, 2012 (date on which the Fund began entering into futures contracts) through December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	For the Period October 31, 2012 through December 31, 2012
Average number of long and short futures contracts outstanding*	5,453	5,255

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period October 31, 2012 through December 31, 2012, the average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2013 and the period November 1, 2012 (date on which the Fund began entering into option contracts) through December 31, 2012 the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the six months ended June 30, 2013 and the period October 25, 2012 (commencement of operations) through December 31, 2012. The purchase of

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written were as follows:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,024	$4,747,719	—	$—
Options written	4,214	19,412,324	2,228	9,526,927
Options terminated in closing purchase transactions	(684)	(2,723,179)	(1,110)	(4,375,188)
Options expired	(1,139)	(4,154,440)	(62)	(213,570)
Options exercised	(2,665)	(11,346,793)	(32)	(190,450)

Outstanding, end of the period	750	$5,935,631	1,024	$4,747,719

The average number of options written outstanding during the six months ended June 30, 2013 and the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	For the Period November 1, 2012 through December 31, 2012
Average number of options written outstanding*	925	709

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period November 1, 2012 through December 31, 2012, the average number of contracts is calculated based on the outstanding number of contracts at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Fund’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest, at all times. If the counterparty defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. The portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Investment Valuation

Commodity futures contracts and options on commodity futures contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. Over-the-counter commodity futures contracts and options on commodity futures contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

Repurchase agreements are valued at contract amount plus accrued interest, which approximates market value. These securities are generally classified as Level 2.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$328,576,748	$—	$328,576,748
Repurchase Agreements	—	4,146,929	—	4,146,929
Derivatives:
Futures Contracts*	13,366,775	—	—	13,366,775
Options Written	(6,881,075)	—	—	(6,881,075)

Total	$6,485,700	$332,723,677	$—	$339,209,377

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$372,303,955	$—	$372,303,955
Derivatives:
Futures Contracts*	(3,255,655)	—	—	(3,255,655)
Options Written	(3,465,424)	—	—	(3,465,424)

Total	$(6,721,079)	$372,303,955	$—	$365,582,876

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments as of the end of each reporting period.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

Investment Income

Interest income, which reflects the amortization of premiums and includes accretion of discounts for financial reporting purposes, is recorded on an accrual basis.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

Calculation of Net Asset Value

The net asset value per share of the Fund on any given day is computed by dividing the value of all assets of the Fund (including any accrued interest), less all liabilities (including accrued expenses and distributions declared but unpaid), by the total number of shares outstanding.

Distributions

The Fund intends to make regular monthly distributions to its shareholders stated in terms of a fixed cents per share distribution rate. Among other factors, the Manager seeks to establish a distribution rate that roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. In the event that the amount of income earned or capital gains realized by the Fund is not sufficient to cover the Fund’s distribution the Fund may be required to liquidate investments to fund distributions at times or on terms that are disadvantageous to the Fund and its shareholders. As market conditions and portfolio performance may change, the rate of distribution on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of the Fund’s monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

June 30, 2013

3. Derivative Instruments and Hedging Activities (continued)

The following tables present the fair value of all derivative instruments held by the Fund, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Six Months Ended June 30, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$13,640,416	Unrealized depreciation on futures contracts	$273,641
Commodity	Call Options	—	—	Options written, at value	660,308
Commodity	Put Options	—	—	Options written, at value	6,220,767
Total			$13,640,416		$7,154,716

		Year Ended December 31, 2012
		Location on the Statements of Financial Condition*
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,499,470	Unrealized depreciation on futures contracts	$4,755,125
Commodity	Call Options	—	—	Options written, at value	2,274,790
Commodity	Put Options	—	—	Options written, at value	1,190,634
Total			$1,499,470		$8,220,549
*	Amounts have been reclassified to conform to the current presentation.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012**
Net realized gain (loss) from:
Futures contracts Call options written Put options written	$(39,790,570 9,707,164 6,168,357)		$	— — —
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written Put options written	$16,622,430 (1,003,670 (1,224,069	) )	$	— — —
**	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

4. Related Parties

The Manager, the Commodity Sub-advisor and the Collateral Sub-advisor are considered to be related parties to the Fund.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

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

5. Share Repurchase Program

On March 14, 2013, the Fund adopted an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

Six Months Ended June 30, 2013
Shares repurchased	9,500

Weighted average price per share	$18.76

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended and the six months ended June 30, 2013. As of June 30, 2012, the Fund had no operations other than those related to organizational matters and therefore there are no financial highlights presented. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$21.63	$22.72
Net investment income (loss)	(.08)	(.17)
Net realized and unrealized gain (loss)	.03	(.51)
Distributions	(.47)	(.93)

Net asset value per share—end of period	$21.11	$21.11

Market Value:
Market value per share—beginning of period	$20.23	$21.22

Market value per share—end of period	$19.87	$19.87

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.60)%	(1.62)%

Expenses	1.72%	1.75%

Total Returns:(b)
Based on Net Asset Value	(.23)%	(2.99)%

Based on Market Value	.57%	(2.03)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool, which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with the public offering of 18,800,000 shares. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund also employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities and other short-term, high grade debt securities.

Results of Operations

The Quarter Ended June 30, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $19.87 on the close of business on June 28, 2013 (the last trading day of the quarter). This represents a decrease of 1.78% in share price (not including an assumed reinvestment of distributions) from the $20.23 price at which the shares of the Fund traded on the close of business on March 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $20.81 (April 3, 2013) and $17.75 (June 25, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on July 1, 2013. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.57%. At June 28, 2013 (the last trading day of the quarter), shares of the Fund traded at a 5.87% discount to the Fund’s net asset value of $21.11 per share.

The Quarter Ended June 30, 2013 – Net Assets of the Fund

The Fund’s net assets decreased from $406.7 million at March 31, 2013, to $396.6 million at June 30, 2013, a decrease of $10.1 million. The decrease in the Fund’s net assets was due to $9.8 million in net realized losses and

$10.2 million in net unrealized appreciation on the Fund’s portfolio during the quarter, a net investment loss of $1.6 million, $8.7 million of distributions to shareholders, and $0.2 million of share repurchases.

Commodity markets continued to struggle in the second quarter of 2013 and were heavily influenced by supply and demand fundamentals of individual markets. The broad commodity market fell consecutively in April, May, and June as most commodities posted declines, as measured by the Dow Jones UBS Commodity Index (“DJ-UBSCI”), which fell 9.5% for the second quarter of 2013; the Manager believes the DJ-UBSCI is representative of the overall commodities market. This was a more favorable environment for strategies with the ability to short commodities. The Index (the Morningstar® Long/Short Commodity Indexsm and the Fund’s benchmark) experienced a slightly positive result of 0.03% for the quarter, with three of its four commodities groups, agriculture, energy and livestock, experiencing losses for the quarter, while metals posted a strong gain just offsetting those losses.

Energy commodities represented 46.2% of the Index at the end of the period, and are its most significant commodity group by weight. Energy commodities within the long-only DJ-UBSCI fell 8.5% in the quarter as weakening global demand put downward pressure on prices. The Index suffered a smaller loss of approximately 7.0% as the ability to hold flat positions helped limit losses.

Agricultural commodities made up 28.2% of the Index at the end of the period. Most agricultural commodities declined in the quarter as the DJ-UBSCI group lost 4.5% due to expectations of generous supplies for many markets, including coffee, corn and wheat. Notably, soybeans and soybean meal gained over the quarter. The Index’s agriculture positions fell approximately 2.8% in the quarter, outperforming the DJ-UBSCI.

Metals, of which there are three in the Index (gold, silver and copper), made up a combined 21.0% of the Index at the end of the quarter. The quarter saw all three commodities fall significantly, as measured by the DJ-UBSCI, with silver, gold and copper falling 31.6%, 23.4% and 11.1%, respectively, in the quarter. Slowing GDP growth in China, pointing to lower demand in global manufacturing and domestic construction, contributed to some of the largest quarterly declines in the metals arena in many years. The Index benefitted from these declines as it held short positions and gained approximately 27.9% in this group, offsetting the losses experienced in the other three groups.

Livestock, the smallest group in the Index at the end of the period at 4.6%, gained in long-only terms per the DJ-UBSCI by approximately 2.2%. Seasonal strength in U.S. demand for summer grilling, as well as April and May reports of a virus affecting piglets that could impair breeding of the U.S. herd later in 2013, provided strength in lean hogs. The Index experienced a small loss of approximately 0.9% in this environment.

In this mostly negative market environment for commodity prices, the Fund’s long/short commodity and options portfolio benefited from the flexibility to hold both long and short positions along with the retention of option premium. The Fund’s commodity portfolio outperformed its benchmark Index and posted a positive 0.07% gain during the second quarter of 2013 (before considering the expenses of the Fund or the performance of the collateral portfolio) with moderately less volatility, well outpacing the broad market as measured by the DJ-UBSCI, which lost 9.5% for the quarter. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was a loss of 0.23%. Relative to the Index, the primary driver of the Fund’s commodity portfolio outperformance came from agriculture positions, followed by relative outperformance in livestock. Underperformance in metals and energy did not outweigh the benefits in agriculture. As many commodities began to display price momentum, either positive or negative, the negative effects of “whipsaw” abated which contributed to the positive relative performance. See more on whipsaw later in this discussion.

In agriculture commodities, the Index held short positions in most of its contracts for much of the period. The Fund’s commodity portfolio positions in agriculture rose approximately 0.3% versus the Index’s loss of approximately 2.8%. The Fund’s portfolio, when compared to the Index, benefited from switches from short to long, or vice-versa, ahead of the Index in corn, soybeans, and soybean meal, which allowed the Fund to generate positive returns in this group and drove overall results. Position switching during the quarter also generated additional option premium in those commodities for the Fund as it collected both call and put premiums, in line with its options strategy.

The Fund gained approximately 2.0% in livestock, outperforming the Index by approximately 2.9%, in part due to a switch to a long position in lean hogs in late May in advance of the Index, which remained short. The switch of position in lean hogs also generated additional option premium for the Fund. Gains in livestock, while positive to performance, had a modest overall impact given the relatively small weight of the group in both the Fund’s portfolio, 4.7%, and in the Index, 4.6%, as measured at the end of the period.

As noted above, the Index’s metals group returned approximately 27.9% for the quarter, driven by short positions in all three (silver, gold and copper) metals markets, as each fell during the entire quarter. The Fund’s commodities portfolio also held short positions for the quarter and returned approximately 23.1% on its metals positions. Underperformance versus the Index was a result of switching between long and short positions during the quarter, and of options written being exercised, which meant some of the upside of holding short metals positions was offset by the Fund’s put options being exercised.

Energy holdings, despite their relatively large weight in both the Fund’s portfolio, 45.4%, and within the Index, 46.2%, both measured at the end of the period, had little impact on relative performance. The Fund’s energy positions lost approximately 8.4% vs. the Index’s nearly 7.0% loss. The Fund’s slight underweight positions and retention of options premium helped mitigate the impact of the absolute underperformance, resulting in only a small impact on relative results.

The Fund employs a strategy of writing covered options on commodity futures positions in the portfolio, with the goals of limiting the volatility of the Fund’s returns and providing cash flow for the Fund’s distributions. Gresham utilizes a strategy in which exchange-traded commodity put and/or call options are sold on up to 25% of the value of each of its commodity futures contracts that are deemed to have sufficient trading volume and liquidity. During the quarter, the Fund sold options on approximately 15% of the value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, which results in the collecting of premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the returns of the portfolio, they are an important tool for reducing the Fund’s volatility. For the quarter, the Fund had lower volatility than the Index, as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In such a case, the Fund can collect additional premiums. During the quarter, the Fund was able to sell both puts and calls on several commodities, including corn, soybean meal, soybeans, and lean hogs, which benefitted the Fund.

It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

During the quarter ended June 30, 2013, the Fund’s collateral investments generated interest income of $120,496, which represents 0.03% of average net assets for the quarter ended June 30, 2013.

The net asset value per share on June 30, 2013, was $21.11. This represents a decrease of 2.40% in net asset value (not including an assumed reinvestment of distributions) from the $21.63 net asset value as of March 31, 2013. The Fund declared distributions totaling $0.465 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -0.23% for the quarter ended June 30, 2013.

The Fund generated a net loss of $1.1 million for the quarter ended June 30, 2013, resulting from interest income of $0.1 million, net expenses of $1.6 million, net realized losses of $9.8 million, and net unrealized appreciation of $10.2 million.

The Six Months Ended June 30, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $19.87 on the close of business on June 28, 2013 (the last trading day of the period). This represents a decrease of 6.36% in share price (not including an assumed reinvestment of distributions) from the $21.22 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the six month period were $23.93 (January 28, 2013) and $17.75 (June 25, 2013), respectively. During the six month period, the Fund declared distributions totaling $0.930 per share to shareholders, of which $0.155 was paid on July 1, 2013. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was -2.03%. At June 28, 2013 (the last trading day of the period), shares of the Fund traded at a 5.87% discount to the Fund’s net asset value of $21.11 per share.

The Six Months Ended June 30, 2013 – Net Assets of the Fund

The Fund’s net assets decreased from $427.1 million at December 31, 2012, to $396.6 million at June 30, 2013, a decrease of $30.5 million. The decrease in the Fund’s net assets was due to $23.9 million in net realized losses and $14.3 million in net unrealized appreciation on the Fund’s portfolio during the period, a net investment loss of $3.2 million, $17.5 million of distributions to shareholders, and $0.2 million in share repurchases.

Commodities markets fell steadily during the first six months of 2013, and while rallies in January, March and late April limited the drop, the broad market ended down 10.5% for the period, as measured by the DJ-UBSCI, with all of its commodity groups falling during the period. This was a favorable environment for strategies with the ability to short commodities. The Index (the Morningstar® Long/Short Commodity Indexsm and the Fund’s benchmark), experienced a positive result of almost 2.8% for the first half of 2013 with three of its four commodities groups (metals, livestock and agriculture) posting gains, while energy experienced the only loss.

Energy commodities represented 46.2% of the Index at the end of the period and are its most significant commodity group by weight. As represented in the long-only DJ-UBSCI, energy commodities fell 2.0% for the six month period. The Index experienced a loss of approximately 5.6% in the energy group for the period, stemming from losses in all six contracts held in the Index, led by gas oil and heating oil.

Agricultural commodities made up 28.2% of the Index at the end of the period. In an environment where many commodity prices, including coffee, wheat, sugar, corn, and soybean oil, fell, the Index posted a moderate gain of approximately 0.2%, reflective of the benefits of the ability to take short positions in a generally downward market environment.

Metals, of which the Index includes three commodities (gold, silver and copper), were a combined 20.9% weight in the Index at the end of the period. The Index’s metals group gained more than 30% for the six month period, having switched between long and short metals positions early in the period, but staying short during the large fall in the second quarter. The magnitude of the positive return combined with the significant proportion in the Index, resulted in metals being a key driver of the Index’s six month positive return.

Livestock, the smallest group in the Index at the end of the period at 4.6%, lost in long-only terms per the DJ-UBSCI by 4.4%. The Index held short positions in both live cattle and lean hogs for most of the period, benefiting from the commodity price declines and posting a gain of approximately 4.2% in the first half.

In the environment of mostly declining commodity prices over the first six months of 2013, the Fund’s commodity portfolio lost nearly 2.4% (before considering the expenses of the Fund or the performance of the collateral portfolio), but outperformed the 10.5% loss experienced by commodities in general as measured by the long-only DJ-UBSCI. The Fund’s commodity portfolio strategy that allows shorting of commodities combined with options writing drove this outperformance. But, versus the Index, the Fund’s portfolio underperformed. The Index, as noted above, posted a positive return for the period of 2.8% while the Fund’s portfolio lost 2.4%, a difference of about 5.2%. The Fund’s total return on net asset value for the period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distributions, was a loss of 2.99%.

A key driver of the underperformance in the period was a phenomenon known as “whipsaw.” This was most evident earlier in the period as many commodity prices trended sideways and the Fund’s commodity portfolio approach of switching between long and short positions more often than the Index, which switches only once per month, had a negative impact on returns. In terms of commodity groups, the Fund’s commodity portfolio experienced losses in energy and agriculture, and gains in metals and livestock. Relative to the Index, the portfolio underperformed most notably in metals and secondarily in energy and agriculture. A slight outperformance in livestock had marginal impact given the relatively small weight of the livestock group in the Fund’s portfolio and the Index (4.7% and 4.6%, respectively, as measured at the end of the period). The Fund’s portfolio did experience less volatility than the Index during the period aided by the options program.

The Fund’s commodity portfolio relative underperformance in the metals group was the key driver of underperformance over the period, accounting for about 60% of the shortfall versus the Index, as estimated by the Fund’s Commodity Sub-advisor. Both the Fund’s portfolio and the Index were fully short during the second quarter, but the Fund’s portfolio switched often between long and short from the start of the period through early February, resulting in losses largely attributable to the whipsaw effect. The Fund’s portfolio experienced a gain of approximately 14.8% over the six months, but this was well behind the Index’s gain.

Energy represented the next largest negative relative impact as the Fund’s portfolio lost 9.7% vs. the Index’s loss of 5.6%. The Fund’s energy positions were generally in line with those of the Index for most of the period for Brent crude oil, heating oil, gas oil and RBOB gasoline, but moved between flat and long positions more often than the Index in WTI crude oil and natural gas, contributing to underperformance in both, again as a result of the whipsaw impact.

Moderate underperformance in agricultural commodities and slight outperformance in Livestock had a relatively small impact over the period versus the Index. Despite the result versus the benchmark, agriculture holdings helped the portfolio versus commodities in general as the group’s loss of approximately 1.8% in portfolio terms outperformed the 7.5% loss of the DJ-UBSCI’s agriculture group. In livestock, the Fund’s portfolio posted a positive return of approximately 5.8%, while the livestock group lost 4.4% of its value in DJ-UBSCI terms.

The Fund employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goals of limiting the volatility of the Fund’s returns and providing cash flow for the Fund’s distributions. Gresham utilizes a strategy in which exchange-traded commodity put and/or call options are sold on up to 25% of the value of each of its commodity futures contracts that are deemed to have sufficient trading volume and liquidity. During the six months, the Fund sold options on approximately 15% of the value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, which results in the collecting of premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the returns of the portfolio, they are an important tool for reducing the

Fund’s volatility. For the six months, the Fund had lower volatility than the Index, as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In such a case, the Fund can collect additional premiums. During the six months, the Fund was able to sell both puts and calls on several commodities, including corn, soybean meal, soybeans, and lean hogs, which benefitted the Fund.

It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

During the six month period ended June 30, 2013, the Fund’s collateral investments generated interest income of $253,927, which represents 0.06% of average net assets for the six month period ended June 30, 2013.

The net asset value per share on June 30, 2013, was $21.11. This represents a decrease of 7.09% in net asset value (not including an assumed reinvestment of distributions) from the $22.72 net asset value as of December 31, 2012. The Fund declared distributions totaling $0.930 per share to shareholders during the six month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -2.99% for the six month period ended June 30, 2013.

The Fund generated a net loss of $12.8 million for the six month period ended June 30, 2013, resulting from interest income of $0.3 million, net expenses of $3.5 million, net realized losses of $23.9 million, and net unrealized appreciation of $14.3 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of June 30, 2013. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Cumulative
	3 Month	Year to Date	Since Inception
Market Value	0.57%	-2.03%	-16.24%
Net Asset Value	-0.23%	-2.99%	-7.06%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

Distributions

The Fund makes regular monthly distributions to its shareholders stated in terms of a fixed cents per share distribution rate. The Manager seeks to establish a distribution rate that, among other factors, roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. The Fund’s projected or actual distribution rate is not a prediction of what the Fund’s actual total returns will be over any specific future period.

The Fund’s ability to make distributions will depend on a number of factors, including, most importantly, the long-term total returns generated by the Fund’s commodity investments and the gains generated through the Fund’s options strategy. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In the event that the amount of income earned or capital gains realized by the Fund is not sufficient to cover the Fund’s distributions, the Fund may be required to liquidate investments to fund distributions at times or on terms that could be disadvantageous to the Fund and its shareholders.

Because the Fund’s investment performance since its inception has been negative, the Fund has effectively been drawing upon its assets to meet payments prescribed by its distribution policy. The Fund also has paid fees and expenses that have also been drawn from the Fund’s assets.

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees.

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of June 30, 2013. The June 30, 2013 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Heating Oil	Flat	14.19%	Flat	14.70%
	Crude Oil-WTI	Flat	9.91%	Long	9.74%
	Crude Oil-Brent	Long	9.13%	Long	9.21%
	Unleaded Gas	Flat	6.17%	Long	6.24%
	Natural Gas	Flat	5.94%	Flat	6.33%

			45.34%		46.22%

Agriculture	Soybean	Long	7.82%	Long	7.69%
	Corn	Short	6.13%	Short	6.56%
	Wheat	Short	3.64%	Short	3.74%
	Sugar	Short	3.54%	Short	3.51%
	Soybean Oil	Short	2.07%	Short	2.03%
	Coffee	Short	2.03%	Short	2.08%
	Soybean Meal	Long	1.46%	Long	1.41%
	Cotton	Long	1.21%	Long	1.19%

			27.90%		28.21%

Metals	Gold	Short	13.53%	Short	13.06%
	Silver	Short	5.83%	Short	5.22%
	Copper	Short	2.72%	Short	2.67%

			22.08%		20.95%

Livestock	Live Cattle	Short	3.21%	Short	3.18%
	Lean Hogs	Long	1.47%	Long	1.44%

			4.68%		4.62%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position mean that instead of shorting an energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The

Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. During April 2013, the Fund repurchased 9,500 shares at a weighted average price of $18.76 per share. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the six months ended June 30, 2013.

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

The Fund attempts to minimize market risks, and the Commodity Sub-advisor attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the Commodity Sub-advisor believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the efficient taking and liquidating of positions.

A commodity broker, when acting as the Fund’s futures commission merchant, is required by the Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations also require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account the assets of the Fund related to foreign futures investments and not commingle such assets with assets of the commodity broker.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

•	Interest income, which reflects the amortization of premiums and includes accretion of discounts for financial reporting purposes, is recorded on an accrual basis.

Refer to note 2 of the Fund’s Notes to Financial Statements in “Part 1—Item 1. Financial Statements” of this Report for the summary of significant accounting policies of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2013.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Contract	Long	August 2013	62	$96.5600	1,000	$5,986,720
	NYMEX Crude Oil Futures Contract	Long	September 2013	331	96.4400	1,000	31,921,640

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	478	12.5200	5,000	29,922,800
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	149	374.0000	100	5,572,600
	Cotton
	ICE Cotton Futures Contract	Long	December 2013	110	0.8401	50,000	4,620,550

Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2013	27	1.0128	40,000	1,093,770
	CME Lean Hogs Futures Contract	Long	August 2013	12	0.9745	40,000	467,760
	CME Lean Hogs Futures Contract	Long	October 2013	118	0.8580	40,000	4,049,760

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	September 2013	(857)	$5.4725	5,000	$(23,449,662)
	Wheat
	CBOT Wheat Futures Contract	Short	September 2013	(423)	6.5775	5,000	(13,911,413)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2013	(292)	0.4512	60,000	(7,905,024)
	Sugar
	ICE Sugar Futures Contract	Short	October 2013	(714)	0.1692	112,000	(13,530,586)
	Coffee
	ICE Coffee C Futures Contract	Short	September 2013	(172)	1.2040	37,500	(7,765,800)

Metals	Copper
	CEC Copper Futures Contract	Short	September 2013	(136)	3.0575	25,000	(10,395,500)
	Gold
	CEC Gold Futures Contract	Short	August 2013	(423)	1,223.7000	100	(51,762,510)
	Silver
	CEC Silver Futures Contract	Short	September 2013	(229)	19.4700	5,000	(22,293,150)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2013	(233)	1.2203	40,000	(11,372,730)
	CME Live Cattle Futures Contract	Short	October 2013	(18)	1.2568	40,000	(904,860)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	July 2013	(59)	$94.50	$(178,180)
	ICE Brent Crude Oil Futures Options	August 2013	(52)	104.50	(30,680)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2013	(74)	1,240.00	(240,038)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(23)	350.00	(85,330)
	Cotton
	ICE Cotton Futures Options	November 2013	(16)	78.00	(64,640)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	July 2013	(24)	95.00	(61,440)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2013	(125)	$605.00	$(413,281)
	Wheat
	CBOT Wheat Futures Options	August 2013	(63)	815.00	(496,912)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(44)	510.00	(165,528)
	Sugar
	ICE Sugar Futures Options	September 2013	(110)	19.75	(358,512)
	Coffee
	ICE Coffee C Futures Options	August 2013	(25)	162.50	(396,844)

Metals	Gold
	CEC Gold Futures Options	July 2013	(63)	1,635.00	(2,591,820)
	Silver
	CEC Silver Futures Options	August 2013	(34)	2,950.00	(1,706,290)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2013	(38)	128.00	(91,580)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2013, the Fund held U.S. Treasury bills worth $328,576,748 with a par value of $328,750,000, and a repurchase agreement worth $4,146,929.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”)) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Manager of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the reporting period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Fund is subject to various risks that could negatively affect the Fund as described in its most recent Annual Report on Form 10-K (the “Annual Report”) and its subsequent Quarterly Reports on Form 10-Q (the “Quarterly Reports”). The following represent changes and/or additions to the risks previously disclosed in the Fund’s most recent Annual Report and subsequent Quarterly Reports:

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are generally expected over the long-term to be derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In that event, the Fund may liquidate investments in order to make distributions, and the timing and terms of any such liquidations could be disadvantageous to the Fund and its shareholders. The manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the manager relies heavily on Gresham LLC, which has a relatively small number of personnel. If any of Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, NCAM, Nuveen Asset Management and Gresham LLC may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2013.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. Share repurchases during the fiscal year to date period ended June 30, 2013 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased

1/1/13 to 1/31/13	—	$—	Approximately 1,800,000
2/1/13 to 2/28/13	—	$—	Approximately 1,800,000
3/1/13 to 3/31/13	—	$—	Approximately 1,800,000
4/1/13 to 4/30/13	9,500	$18.76	Approximately 1,790,500
5/1/13 to 5/31/13	—	$—	Approximately 1,790,500
6/1/13 to 6/30/13	—	$—	Approximately 1,790,500

A cumulative total of 9,500 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2013.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 7, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2013