Form 10-Q
period 2013-09-30
Nuveen Long/Short Commodity Total Return Fund
filed 2013-11-06
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 18,300,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Statements of Financial Condition at September 30, 2013 (Unaudited) and December 31, 2012	3

	Schedule of Investments at September 30, 2013 (Unaudited)	4

	Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012 (Unaudited)	9

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2013 (Unaudited) and the year ended December 31, 2012	10

	Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 (Unaudited)	11

	Notes to Financial Statements at September 30, 2013 (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		40

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $332,129,934 and $372,233,128, respectively)	$332,244,193	$372,303,955
Deposits with brokers	60,658,316	63,184,990
Unrealized appreciation on futures contracts	4,806,535	1,499,470

Total assets	397,709,044	436,988,415

LIABILITIES
Cash overdraft	—	928,991
Options written, at value (premiums received $5,396,164 and $4,747,719, respectively)	5,486,327	3,465,424
Unrealized depreciation on futures contracts	5,611,896	4,755,125
Payables for:
Distributions	2,898,243	—
Shares redeemed	262,788	—
Accrued expenses:
Management fees	400,999	460,442
Independent Committee fees	28,982	25,800
Other	449,223	241,070

Total liabilities	15,138,458	9,876,852

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 18,683,340 shares issued and outstanding at September 30, 2013 and 18,800,840 shares issued and outstanding at December 31, 2012	445,825,423	447,930,055

Accumulated undistributed earnings (deficit)	(63,254,837)	(20,818,492)

Total shareholders’ capital (Net assets)	382,570,586	427,111,563

Total liabilities and shareholders’ capital	$397,709,044	$436,988,415

Net assets	$382,570,586	$427,111,563
Shares outstanding	18,683,340	18,800,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$20.48	$22.72

Market value per share outstanding	$17.23	$21.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 35,500	U.S. Treasury Bills	0.000%	12/12/13	Aaa	$35,499,113
44,500	U.S. Treasury Bills	0.000%	1/09/14	Aaa	44,499,065
35,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	34,998,145
39,250	U.S. Treasury Bills	0.000%	3/06/14	Aaa	39,247,449
35,000	U.S. Treasury Bills	0.000%	4/03/14	Aaa	34,994,190
33,000	U.S. Treasury Bills	0.000%	5/01/14	Aaa	32,991,750
30,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	29,991,000
33,000	U.S. Treasury Bills	0.000%	6/26/14	Aaa	32,987,097
4,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	3,997,944
40,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	39,965,760

$ 329,250	Total U.S. Government and Agency Obligations (cost $329,057,254)				329,171,513

	Repurchase Agreements
$ 3,073	Repurchase Agreement with State Street Bank, dated 9/30/13, repurchase price $3,072,680, collateralized by $3,130,000 U.S. Treasury Notes, 0.875%, due 2/28/17, value $3,136,182	0.000%	10/01/13	N/A	$3,072,680

	Total Repurchase Agreements (cost $3,072,680)				3,072,680

	Total Short-Term Investments (cost $332,129,934)				$332,244,193

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2013	156	$16,905,720	$(252,520)
	ICE Brent Crude Oil Futures Contract	Long	December 2013	191	20,519,130	(180,930)
	NYMEX Crude Oil Futures Contract	Long	November 2013	228	23,331,240	(1,086,460)
	NYMEX Crude Oil Futures Contract	Long	December 2013	162	16,507,800	(293,220)

	Total Crude Oil					(1,813,130)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	December 2013	345	31,334,625	(260,820)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2013	33	3,642,685	(67,259)
	NYMEX Gasoline RBOB Futures Contract	Long	December 2013	190	20,833,386	(305,299)

	Total Unleaded Gas					(372,558)

	Total Energy					(2,446,508)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture	Corn
	CBOT Corn Futures Contract	Short	December 2013	(1,212)	$(26,754,900)	$2,133,865

	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	137	8,786,838	138,807
	CBOT Soybean Futures Contract	Long	January 2014	286	18,375,500	(488,549)

	Total Soybean					(349,742)

	Wheat
	CBOT Wheat Futures Contract	Short	December 2013	(450)	(15,266,250)	(674,922)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	141	5,716,140	488,169

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2013	(320)	(7,891,200)	1,128,552

	Cotton
	ICE Cotton Futures Contract	Long	December 2013	107	4,665,735	45,924

	Sugar
	ICE Sugar Futures Contract	Short	March 2014	(652)	(13,246,554)	(540,790)

	Coffee
	ICE Coffee C Futures Contract	Short	December 2013	(193)	(8,229,037)	698,738

	Total Agriculture					2,929,794

Metals	Copper
	CEC Copper Futures Contract	Short	December 2013	(111)	(9,221,325)	(515,363)

	Gold
	CEC Gold Futures Contract	Short	December 2013	(338)	(44,852,600)	(150,620)

	Silver
	CEC Silver Futures Contract	Short	December 2013	(153)	(16,606,620)	(596,120)

	Total Metals					(1,262,103)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2013	(38)	(1,943,320)	(48,960)
	CME Live Cattle Futures Contract	Short	December 2013	(190)	(10,030,100)	(150,064)

	Total Live Cattle					(199,024)

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	October 2013	29	1,066,910	78,750
	CME Lean Hogs Futures Contract	Long	December 2013	134	4,643,100	93,730

	Total Lean Hogs					172,480

	Total Livestock					(26,544)

	Total Futures Contracts outstanding					$(805,361)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2013	(52)	$104.50	$(223,080)
	NYMEX Crude Oil Futures Options	October 2013	(59)	94.50	(472,590)

	Total Crude Oil				(695,670)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2013	(33)	26,600.00	(79,141)

	Total Energy				(774,811)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2013	(63)	1,240.00	(175,612)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(21)	350.00	(119,910)

	Cotton
	ICE Cotton Futures Options	November 2013	(16)	78.00	(75,600)

	Total Agriculture				(371,122)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2013	(24)	82.00	(96,000)

	Total Livestock				(96,000)

	Total Call Options Written outstanding
	(premiums received $1,573,165)		(268)		$(1,241,933)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	November 2013	(182)	$540.00	$(899,763)

	Soybean
	CBOT Soybean Futures Options	October 2013	(63)	1,240.00	(40,950)

	Wheat
	CBOT Wheat Futures Options	November 2013	(68)	780.00	(357,000)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(21)	350.00	(3,675)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(47)	510.00	(279,321)

	Sugar
	ICE Sugar Futures Options	February 2014	(101)	18.75	(131,219)

	Coffee
	ICE Coffee C Futures Options	November 2013	(29)	155.00	(449,681)

	Total Agriculture				(2,161,609)

Metals	Gold
	CEC Gold Futures Options	November 2013	(51)	1,590.00	(1,348,950)

	Silver
	CEC Silver Futures Options	November 2013	(23)	2,775.00	(703,915)

	Total Metals				(2,052,865)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2013	(34)	130.00	(29,920)

	Total Livestock				(29,920)

	Total Put Options Written outstanding
	(premiums received $3,822,999)		(619)		$(4,244,394)

	Total Options Written outstanding
	(premiums received $5,396,164)		(887)		$(5,486,327)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts outstanding is 2,139 and (3,657), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $176,328,809 and $(154,041,906), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2013 and September 30, 2012

and the Nine Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012(1)		2013	2012(1)
Investment Income:
Interest	$105,432	$—		$359,359	$—

Total Investment Income	105,432	—		359,359	—

Expenses:
Management fees	1,241,107	—		3,767,102	—
Brokerage commissions	76,848	—		399,380	—
Custodian fees and expenses	50,618	—		125,110	—
Organization expenses	—	4,000		—	210,000
Independent Committee fees and expenses	28,982	—		87,392	—
Professional fees	152,269	—		391,573	—
Shareholder reporting expenses	61,966	—		146,573	—
Licensing fees	98,103	—		310,402	—
Other expenses	4,372	—		17,363	—

Total expenses before expense reimbursement	1,714,265	4,000		5,244,895	210,000
Expense reimbursement	—	(4,000)		—	(210,000)

Net expenses	1,714,265	—		5,244,895	—

Net investment income (loss)	(1,608,833)	—		(4,885,536)	—

Net realized gain (loss) from:
Short-term investments	1,729	—		6,485	—
Futures contracts	3,281,234	—		(36,509,336)	—
Options written	8,155,319	—		24,030,840	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	64,740	—		43,432	—
Futures contracts	(14,172,136)	—		2,450,294	—
Options written	855,281	—		(1,372,458)	—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(1,813,833)	—		(11,350,743)	—

Net income (loss)	$(3,422,666)	$—		$(16,236,279)	$—

Net income (loss) per weighted-average share	$(.18)	$—	(2)	$(.86)	$—	(2)
Weighted-average shares outstanding	18,766,120	840		18,786,546	840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.
(2)	The Fund issued 840 shares (initial issuance of shares to the Manager) on August 31, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012(1)
Shareholders’ capital—beginning of period	$427,111,563	$20,055
Issuance of shares, net of offering costs	—	447,910,000
Repurchase of shares	(2,104,632)	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(4,885,536)	(1,275,616)
Net realized gain (loss) from:
Short-term investments	6,485	13
Futures contracts	(36,509,336)	(15,702,338)
Options written	24,030,840	976,112
Change in net unrealized appreciation (depreciation) of:
Short-term investments	43,432	70,827
Futures contracts	2,450,294	(3,255,655)
Options written	(1,372,458)	1,282,295

Net income (loss)	(16,236,279)	(17,904,362)

Distributions to shareholders	(26,200,066)	(2,914,130)

Shareholders’ capital—end of period	$382,570,586	$427,111,563

Shares—beginning of period	18,800,840	840
Issuance of shares	—	18,800,000
Repurchase of shares	(117,500)	—

Shares—end of period	18,683,340	18,800,840

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,
	2013	2012(1)
Cash flows from operating activities:
Net income (loss)	$(16,236,279)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(824,830,184)	—
Proceeds from sales and maturities of short-term investments	865,299,063	—
Premiums received for options written	28,263,262	—
Cash paid for options written	(3,583,977)	—
Amortization (Accretion)	(359,200)	—
(Increase) Decrease in:
Deposits with brokers	2,526,674	—
Receivable from Manager	—	(210,000)
Increase (Decrease) in:
Payable for organization expenses	—	210,000
Accrued management fees	(59,443)	—
Accrued independent committee fees	3,182	—
Accrued other expenses	208,153	—
Net realized (gain) loss from:
Short-term investments	(6,485)	—
Options written	(24,030,840)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(43,432)	—
Futures contracts	(2,450,294)	—
Options written	1,372,458	—

Net cash provided by (used in) operating activities	26,072,658	—

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	(928,991)	—
Cash paid for shares repurchased	(1,841,844)	—
Cash distributions paid to shareholders	(23,301,823)	—

Net cash provided by (used in) financing activities	(26,072,658)	—

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	20,055

Cash—end of period	$—	$20,055

(1)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

1. Organization (continued)

•	A portfolio of exchange-traded commodity option contracts; and

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the September 30, 2013 presentation.

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

September 30, 2013

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

The average number of long and short futures contracts outstanding during the nine months ended September 30, 2013 and the period October 31, 2012 (date on which the Fund began entering into futures contracts) through December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	For the Period October 31, 2012 through December 31, 2012
Average number of long and short futures contracts outstanding*	5,539	5,255

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period October 31, 2012 through December 31, 2012, the average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2013 and the period November 1, 2012 (date on which the Fund began entering into option contracts) through December 31, 2012 the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the nine months ended September 30, 2013 and the period October 25, 2012 (commencement of operations) through December 31, 2012. The purchase of

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written were as follows:

	Nine Months Ended September 30, 2013		For the Period November 1, 2012 through December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,024	$4,747,719	—	$—
Options written	5,564	28,263,262	2,228	9,526,927
Options terminated in closing purchase transactions	(823)	(4,233,653)	(1,110)	(4,375,188)
Options expired	(1,237)	(5,047,570)	(62)	(213,570)
Options exercised	(3,641)	(18,333,594)	(32)	(190,450)

Outstanding, end of the period	887	$5,396,164	1,024	$4,747,719

The average number of options written outstanding during the nine months ended September 30, 2013 and the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	For the Period November 1, 2012 through December 31, 2012
Average number of options written outstanding*	916	709

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period November 1, 2012 through December 31, 2012, the average number of contracts is calculated based on the outstanding number of contracts at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below that are subject to netting agreements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

The following table presents the repurchase agreements for the Fund, presented on the Statements of Financial Condition and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements, and the collateral delivered related to those repurchase agreements. As of September 30, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements. The Fund was not invested in repurchase agreements as of December 31, 2012.

	September 30, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$3,072,680	$(3,072,680)	$—

*	As of September 30, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Prices of fixed-income securities, including, but not limited to, highly rated agency discount notes and U.S. Treasury bills, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$329,171,513	$—	$329,171,513
Repurchase Agreements	—	3,072,680	—	3,072,680
Derivatives:
Futures Contracts*	(805,361)	—	—	(805,361)
Options Written	(5,486,327)	—	—	(5,486,327)

Total	$(6,291,688)	$332,244,193	$—	$325,952,505

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

Organizational Expenses and Offering Costs

In connection with the Fund’s initial public offering on October 25, 2012, Nuveen (i) reimbursed all organizational expenses of the Fund and (ii) paid all offering costs (other than sales load and underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs ($940,000) was recorded as a reduction of the proceeds from the sale of the shares. These costs are recognized as “Organization expenses” on the Statements of Operations.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund believes the risk of loss pursuant to these contracts to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

		September 30, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$4,806,535	Unrealized depreciation on futures contracts	$5,611,896
Commodity	Call Options	—	—	Options written, at value	1,241,933
Commodity	Put Options	—	—	Options written, at value	4,244,394
Total			$4,806,535		$11,098,223

		December 31, 2012
		Location on the Statements of Financial Condition*
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,499,470	Unrealized depreciation on futures contracts	$4,755,125
Commodity	Call Options	—	—	Options written, at value	2,274,790
Commodity	Put Options	—	—	Options written, at value	1,190,634
Total			$1,499,470		$8,220,549
*	Amounts have been reclassified to conform to the current presentation.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

3. Derivative Instruments and Hedging Activities (continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012**
Net realized gain (loss) from:
Futures contracts Call options written Put options written	$(36,509,336 13,518,540 10,512,300)		$	— — —
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written Put options written	$2,450,294 (956,876 (415,582	) )	$	— — —
**	The Fund was organized as a statutory trust under Delaware law on May 25, 2011, and commenced operations on October 25, 2012.

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

Transactions in share repurchases were as follows:

Nine Months Ended September 30, 2013
Shares repurchased	117,500

Weighted average price per share	$17.89

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended and the nine months ended September 30, 2013. As of September 30, 2012, the Fund had no operations other than those related to organizational matters and therefore there are no financial highlights presented. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$21.11	$22.72
Net investment income (loss)	(.09)	(.26)
Net realized and unrealized gain (loss)	(.08)	(.60)
Distributions	(.47)	(1.39)
Discount from shares repurchased and retired	.01	.01

Net asset value per share—end of period	$20.48	$20.48

Market Value:
Market value per share—beginning of period	19.87	$21.22

Market value per share—end of period	$17.23	$17.23

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.62)%	(1.62)%

Expenses	1.73%	1.74%

Total Returns:(b)
Based on Net Asset Value	(.80)%	(3.77)%

Based on Market Value	(10.99)%	(12.80)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool, which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with the public offering of 18,800,000 shares. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat, and, as of September 30, 2013, was comprised of 19 different commodities. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. The Index is fully collateralized with short-term Treasury bills. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund also employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities and other short-term, high grade debt securities.

Results of Operations

The Quarter Ended September 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.23 on the close of business on September 30, 2013. This represents a decrease of 13.29% in share price (not including an assumed reinvestment of distributions) from the $19.87 price at which the shares of the Fund traded on the close of business on June 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $19.98 (July 1, 2013) and $17.11 (September 30, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on October 1, 2013. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -10.99%. At September 30, 2013, shares of the Fund traded at a 15.87% discount to the Fund’s net asset value of $20.48 per share. During the quarter the Fund repurchased

108,000 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

The Quarter Ended September 30, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $396.6 million at June 30, 2013, to $382.6 million at September 30, 2013, a decrease of $14.0 million. The decrease in the Fund’s net assets was due to $11.4 million in net realized gains and $13.2 million in net unrealized depreciation on the Fund’s portfolio during the quarter, a net investment loss of $1.6 million, $8.7 million of distributions to shareholders, and $1.9 million of share repurchases.

During the quarter ended September 30, 2013, the Fund’s collateral investments generated interest income of $105,432, which represents 0.03% of average net assets for the quarter ended September 30, 2013.

The net asset value per share on September 30, 2013, was $20.48. This represents a decrease of 2.98% in net asset value (not including an assumed reinvestment of distributions) from the $21.11 net asset value as of June 30, 2013. The Fund declared distributions totaling $0.465 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -0.80% for the quarter ended September 30, 2013.

The Fund generated a net loss of $3.4 million for the quarter ended September 30, 2013, resulting from interest income of $0.1 million, net expenses of $1.7 million, net realized gains of $11.4 million, and net unrealized depreciation of $13.2 million.

The Quarter Ended September 30, 2013—Overall Commodity Market Commentary

Commodity markets were influenced by two major themes during the third quarter of 2013, the anticipation of an earlier-than-expected reduction in the pace of the U.S. Federal Reserve’s asset purchases (known as quantitative easing or QE) and the escalation of geopolitical tension in the Middle East. The broad commodity market rose 2.1% for the quarter, as measured by the Dow Jones UBS Commodity Index (“DJ-UBSCI”). The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) was up 0.5% for the quarter. Within the Index, losses in metals and livestock were slightly offset by gains in energy and agriculture.

Energy commodities represented 47.8% of the Index at the end of the quarter, and were its most significant commodity group by weight. Energy prices rose within the broad market, driven by a rally in crude oil prices as geopolitical turmoil in the Middle East threatened supplies, which helped the energy group appreciate by approximately 4%.

Agricultural commodities made up 28.8% of the Index at the end of the quarter. Corn prices continued to be pressured by expectations for a supply glut as the harvest peaked in the third quarter. Soybean oil also saw declining prices because of high supply and low demand. In contrast, soybean prices were lifted by concerns about poor crop conditions and tight 2012 supply. However, while agriculture commodity prices in the broad market generally declined, the Index’s agriculture positions rose approximately 2.7% in the quarter, aided by short positions in corn and soybean oil.

The Index includes three metals: gold, silver and copper, which made up a combined 18.9% of the Index at the end of the quarter. In long-only terms, gold and silver prices were bolstered by renewed demand for physical precious metals. Large inflows into silver-oriented exchange traded funds also supported silver prices. Copper prices rallied on the expectation of rising demand for raw materials from China, as well as the continuation of QE in the United States. However, the Index’s metals group fell approximately 9.3% because of its short positions in all three metals.

Livestock is the smallest group, comprising 4.6% of the Index at the end of the quarter. Market prices for lean hogs and live cattle rose in the quarter. Demand during the summer grilling season and concerns about supply shortages buoyed lean hog prices. Live cattle prices rallied on concerns that declining cattle weights, after the use of a weight-gaining feed supplement had been discontinued, could potentially hurt beef supplies. The Index experienced a loss of approximately 0.7% for the group attributable to a short position in live cattle.

The Quarter Ended September 30, 2013—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio, which includes the futures and options exposure, was down 0.5% for the third quarter (before considering the expenses of the Fund or the performance of the collateral portfolio), underperforming its Index, which returned 0.5%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was a loss of 0.80%. Relative to the Index, the Fund’s commodity portfolio underperformed most significantly in energy, experienced flat performance in agriculture, and had modestly positive contributions from metals and livestock.

The Fund writes – that is, sells – covered options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham utilizes a strategy that sells exchange-traded commodity put and/or call options on up to approximately 25% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. During the quarter, the Fund sold options on approximately 15% of the value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions are exercised, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the quarter ended September 30, 2013, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to its Index, as measured by the standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the quarter, the Fund was able to sell both puts and calls on soybeans and soybean meal, which contributed positively to the Fund’s performance.

The Fund’s energy positions underperformed the Index during the quarter, declining approximately 0.1% versus an increase of approximately 4.0% for the Index. While the Fund’s long Brent and WTI crude oil positions in a rising market were a positive contributor to absolute performance, gains were offset by gyrations in the market that caused the Fund to switch from long positions to flat positions, and vice versa, in gasoline (RBOB), gas oil, and heating oil. This switching activity was disadvantageous to relative performance during the quarter.

Agricultural commodities gained approximately 1.9% for the Fund. A rally in soybean meal prices hurt the Fund’s short position but bolstered the Index’s long position. However, the Fund’s short corn position contributed favorably to performance, as did the large premiums generated from the sale of both puts and calls on soybean meal and soybeans.

The Fund’s metals holdings declined approximately 6.7%, as strengthening gold, silver and copper prices were unfavorable for the Fund’s short positions. While the Fund experienced a negative return, it outperformed the Index for the group due to its options positions.

The Fund was up approximately 0.6% in livestock, while the Index was down approximately 0.7%. A rally in live cattle prices was disadvantageous for the Fund’s short position. However, demand during the summer grilling season and concerns about supply shortages buoyed lean hog prices helping the Fund’s long position.

The Nine Months Ended September 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.23 on the close of business on September 30, 2013. This represents a decrease of 18.80% in share price (not including an assumed reinvestment of distributions) from the $21.22 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the nine month period were $23.93 (January 28, 2013) and $17.11 (September 30, 2013), respectively. During the nine month period, the Fund declared distributions totaling $1.395 per share to shareholders, of which $0.155 was paid on October 1, 2013. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -12.80%. At September 30, 2013, shares of the

Fund traded at a 15.87% discount to the Fund’s net asset value of $20.48 per share. During the nine month period the fund repurchased 117,500 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

The Nine Months Ended September 30, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $427.1 million at December 31, 2012, to $382.6 million at September 30, 2013, a decrease of $44.5 million. The decrease in the Fund’s net assets was due to $12.5 million in net realized losses and $1.1 million in net unrealized appreciation on the Fund’s portfolio during the period, a net investment loss of $4.8 million, $26.2 million of distributions to shareholders, and $2.1 million in share repurchases.

During the nine month period ended September 30, 2013, the Fund’s collateral investments generated interest income of $359,359, which represents 0.09% of average net assets for the nine month period ended September 30, 2013.

The net asset value per share on September 30, 2013, was $20.48. This represents a decrease of 9.86% in net asset value (not including an assumed reinvestment of distributions) from the $22.72 net asset value as of December 31, 2012. The Fund declared distributions totaling $1.395 per share to shareholders during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -3.77% for the nine month period ended September 30, 2013.

The Fund generated a net loss of $16.2 million for the nine month period ended September 30, 2013, resulting from interest income of $0.4 million, net expenses of $5.2 million, net realized losses of $12.5 million, and net unrealized appreciation of $1.1 million.

The Nine Months Ended September 30, 2013—Overall Commodity Market Commentary

The year began on a positive note for the broad commodity market, but prices turned volatile amid global economic uncertainty, geopolitical tensions in the Middle East and North Africa, and speculation about the timing of the U.S. Federal Reserve QE tapering. In the broad commodities market, as measured by the DJ-UBSCI, declines in the first and second quarters (-1.2% and -9.5%, respectively) overwhelmed a slight gain (2.1%) in the third quarter, for an overall loss of 8.6% for the nine month period ended September 30, 2013. In contrast, the Index (the Fund’s benchmark) returned 3.2%, as the ability to take short positions was advantageous in declining markets. Among the commodity groups represented in the Index, metals posted the largest gain by far, followed by modestly positive performance in livestock and agriculture. The energy group, however, fell during the nine month period.

Energy commodities represented 47.8% of the Index at the end of the nine month period, and were its most significant commodity group by weight. Within the Index, the energy group lost approximately 1.8% due to switching between flat and long positions, driven by price volatility during the period.

Agricultural commodities made up 28.8% of the Index at the end of the nine month period. Soybean and soybean meal rose during the period, but corn, wheat, and soybean oil had much larger declines. The Index advanced approximately 2.8%, bolstered by a short position in corn, whose prices subsequently dropped on fears of oversupply.

The Index includes three metals: gold, silver and copper, which made up a combined 18.9% of the Index at the end of the nine month period. In the broad markets, as measured by DJ-UBSCI, all three metals sustained double-digit declines: gold plunged 21.2%, silver fell 28.8%, and copper declined 10.5%. However, the Index’s metals group was its best-performing group, rising approximately 23.3%, as short positions initiated during the first quarter across the board were favorable in a period of falling prices.

Livestock is the smallest group, comprising 4.6% of the Index at the end of the nine month period. Expanding supply early in the year depressed prices for lean hogs and live cattle, but prices rallied later in the year on stronger summer demand and concerns about tightening supply. Against this backdrop, livestock appreciated approximately 3.4% in the Index. At the end of the third quarter the Index was short live cattle, which ended the period lower, and long lean hogs, which finished the period higher.

The Nine Months Ended September 30, 2013—Fund Commodity Portfolio Commentary

In the environment of mostly declining commodity prices over the first nine months of 2013, the Fund’s commodity portfolio lost 2.9% (before considering the expenses of the Fund or the performance of the collateral portfolio), which outperformed the long-only DJ-UBSCI, due to the Fund’s ability to take short positions and write options contracts. However, the Fund underperformed the Index, which returned 3.2%, a difference of about 6.1%. The Fund’s total return on net asset value for the nine month period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was a loss of 3.77%. Relative to the Index, the Fund had disappointing results in energy, metals, and agricultural positions on a weighted basis. The livestock group was a positive relative contributor to weighted performance.

A key driver of the underperformance in the period was a phenomenon known as “whipsaw.” This was most evident earlier in the period as many commodity prices trended sideways and the Fund’s switching between long and short (or flat in the case of energy) positions more often than the Index, which switches only once per month, had a negative impact on returns. The Fund has taken steps to limit the frequency of its position shifts thereby mitigating whipsaw risk. In terms of commodity groups, the Fund experienced absolute losses in energy, and absolute gains in metals, livestock and agriculture. Relative to the Index, the Fund underperformed most notably in energy and metals and slightly underperformed in agriculture. Outperformance in livestock had a marginal impact given the relatively small weight of the livestock group in the Fund and the Index (4.6% for both as measured at the end of the period).

The Fund’s relative underperformance in the energy group was a significant driver of underperformance over the period, accounting for just over half of the shortfall versus the Index, as estimated by Gresham. The Fund’s energy positions moved between flat and long positions more often than the Index across many energy commodities including crude oil, gas oil heating oil, gasoline (RBOB), and natural gas. This contributed to underperformance for the group, largely attributable to the whipsaw effect.

Metals represented the next largest negative relative impact as the Fund’s metals positions rose approximately 7.2%, underperforming the Index’s surge of approximately 23.3%. Primarily in gold, but also in silver, the Fund’s holdings switched often between long and short from the start of the period through early February, again as a result of the whipsaw impact.

Moderate underperformance in agricultural commodities and slight outperformance in livestock had a relatively small impact over the period versus the Index.

The Fund writes – that is, sells – covered options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham utilizes a strategy that sells exchange-traded commodity put and/or call options on approximately 25% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. During the nine month period, the Fund sold options on approximately 15% of the value of each commodity position. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions are exercised, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the nine month period, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to its Index as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund was able to sell both puts and calls on several commodities, including corn, soybean meal, soybeans, cotton, wheat, gold, and lean hogs, which contributed positively to Fund performance.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of September 30, 2013. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Cumulative
	3 Month	Year to Date	Since Inception
Market Value	-10.99%	-12.80%	-25.44%
Net Asset Value	-0.80%	-3.77%	-7.80%

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

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of September 30, 2013. The September 30, 2013 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil	Long	20.41%	Long	20.52%
	Heating Oil—Gas Oil	Long	8.32%	Long	8.32%
	Unleaded Gas	Long	6.49%	Long	6.50%
	Natural Gas	Flat	6.28%	Flat	6.30%
	Heating Oil—No. 2	Flat	6.15%	Long	6.13%

			47.65%		47.77%

Agriculture	Corn	Short	7.46%	Short	7.39%
	Soybean	Long	7.27%	Long	7.18%
	Wheat	Short	3.66%	Short	3.66%
	Sugar	Short	3.30%	Short	3.35%
	Soybean Oil	Short	2.23%	Short	2.22%
	Coffee	Short	2.21%	Short	2.22%
	Soybean Meal	Long	1.53%	Long	1.52%
	Cotton	Long	1.23%	Long	1.23%

			28.89%		28.77%

Metals	Gold	Short	11.98%	Short	11.98%
	Silver	Short	4.48%	Short	4.47%
	Copper	Short	2.43%	Short	2.44%

			18.89%		18.89%

Livestock	Live Cattle	Short	3.05%	Short	3.07%
	Lean Hogs	Long	1.52%	Long	1.50%

			4.57%		4.57%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position mean that instead of shorting an energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. During 2013, the Fund has repurchased 117,500 shares at a weighted average price of $17.89 per share. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the nine months ended September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2013.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2013	156	$108.3700	1,000	$16,905,720
	ICE Brent Crude Oil Futures Contract	Long	December 2013	191	107.4300	1,000	20,519,130
	NYMEX Crude Oil Futures Contract	Long	November 2013	228	102.3300	1,000	23,331,240
	NYMEX Crude Oil Futures Contract	Long	December 2013	162	101.9000	1,000	16,507,800
	Heating Oil
	ICE Gas Oil Futures Contract	Long	December 2013	345	908.2500	100	31,334,625
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2013	33	2.6282	42,000	3,642,685
	NYMEX Gasoline RBOB Futures Contract	Long	December 2013	190	2.6107	42,000	20,833,386

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	137	12.8275	5,000	8,786,838
	CBOT Soybean Futures Contract	Long	January 2014	286	12.8500	5,000	18,375,500
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	141	405.4000	100	5,716,140
	Cotton
	ICE Cotton Futures Contract	Long	December 2013	107	0.8721	50,000	4,665,735

Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Long	October 2013	29	0.9198	40,000	1,066,910
	CME Lean Hogs Futures Contract	Long	December 2013	134	0.8663	40,000	4,643,100

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	December 2013	(1,212)	$4.4150	5,000	$(26,754,900)
	Wheat
	CBOT Wheat Futures Contract	Short	December 2013	(450)	6.7850	5,000	(15,266,250)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2013	(320)	0.4110	60,000	(7,891,200)
	Sugar
	ICE Sugar Futures Contract	Short	March 2014	(652)	0.1814	112,000	(13,246,554)
	Coffee
	ICE Coffee C Futures Contract	Short	December 2013	(193)	1.1370	37,500	(8,229,037)

Metals	Copper
	CEC Copper Futures Contract	Short	December 2013	(111)	3.3230	25,000	(9,221,325)
	Gold
	CEC Gold Futures Contract	Short	December 2013	(338)	1,327.0000	100	(44,852,600)
	Silver
	CEC Silver Futures Contract	Short	December 2013	(153)	21.7080	5,000	(16,606,620)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2013	(38)	1.2785	40,000	(1,943,320)
	CME Live Cattle Futures Contract	Short	December 2013	(190)	1.3198	40,000	(10,030,100)

Commodity Call Options Written
Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2013	(52)	$104.50	$(223,080)
	NYMEX Crude Oil Futures Options	October 2013	(59)	94.50	(472,590)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2013	(33)	26,600.00	(79,141)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2013	(63)	1,240.00	(175,612)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(21)	350.00	(119,910)
	Cotton
	ICE Cotton Futures Options	November 2013	(16)	78.00	(75,600)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2013	(24)	82.00	(96,000)

Commodity Put Options Written
Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	November 2013	(182)	$540.00	$(899,763)
	Soybean
	CBOT Soybean Futures Options	October 2013	(63)	1,240.00	(40,950)
	Wheat
	CBOT Wheat Futures Options	November 2013	(68)	780.00	(357,000)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(21)	350.00	(3,675)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(47)	510.00	(279,321)
	Sugar
	ICE Sugar Futures Options	February 2014	(101)	18.75	(131,219)
	Coffee
	ICE Coffee C Futures Options	November 2013	(29)	155.00	(449,681)

Metals	Gold
	CEC Gold Futures Options	November 2013	(51)	1,590.00	(1,348,950)
	Silver
	CEC Silver Futures Options	November 2013	(23)	2,775.00	(703,915)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2013	(34)	130.00	(29,920)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2013, the Fund held U.S. Treasury bills worth $329,171,513 with a par value of $329,250,000, and a repurchase agreement worth $3,072,680.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2012, and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”)) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part II, Item 1A of the Fund’s quarterly report on Form 10-Q dated June 30, 2013, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2013.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. Share repurchases during the fiscal year to date period ended September 30, 2013 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/13 to 1/31/13	—	$—	Approximately 1,800,000
2/1/13 to 2/28/13	—	$—	Approximately 1,800,000
3/1/13 to 3/31/13	—	$—	Approximately 1,800,000
4/1/13 to 4/30/13	9,500	$18.76	Approximately 1,790,500
5/1/13 to 5/31/13	—	$—	Approximately 1,790,500
6/1/13 to 6/30/13	—	$—	Approximately 1,790,500
7/1/13 to 7/31/13	—	$—	Approximately 1,790,500
8/1/13 to 8/31/13	37,377	$18.03	Approximately 1,753,123
9/1/13 to 9/30/13	70,623	$17.70	Approximately 1,682,500

A cumulative total of 117,500 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Amended and Restated Trust Agreement of the Fund.(1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on September 20, 2012 with Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-174764) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 6, 2013.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 6, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 6, 2013