Form 10-K
period 2013-12-31
Nuveen Long/Short Commodity Total Return Fund
filed 2014-03-17
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 13, 2014, the registrant had 17,755,840 shares outstanding.

As of June 30, 2013, the aggregate market value of the shares held by non-affiliates was approximately $373,367,235.

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

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters and the recording of organization expenses ($452,000) and their reimbursement by Nuveen Securities, LLC (“Nuveen”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”). On August 31, 2011, the Fund received a $20,055 initial capital contribution from, and issued 840 shares to, Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”). NCAM, a wholly-owned subsidiary of Nuveen Investments, is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Manager has the power and authority, without shareholder approval, to cause the Fund to issue shares from time to time as it deems necessary or desirable. The number of shares authorized is unlimited.

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

Investment Objective and Investment Strategy

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. The Fund’s investment strategy has three principal elements:

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

The Fund will not short energy futures contracts and will instead hold a flat position, because the prices of energy futures contracts are generally more sensitive to geopolitical events than to economic factors and, as a result, significant price variations are often driven by factors other than supply-demand imbalances. References to a flat position mean that instead of shorting an energy futures contract when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. In that circumstance, the sum of the notional value of the portfolio’s futures contracts will be less than the sum of the collateral assets.

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

Collateral Portfolio. The Fund’s commodity investments generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures contracts. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 85% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-advisor.

The Fund’s assets held in this separate collateral account are invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality. These collateral investments consist primarily of direct and guaranteed obligations of the U.S. government and senior obligations of U.S. government agencies and may also include, among others, money market funds and bank money market accounts invested in U.S. government securities as well as repurchase agreements collateralized with U.S. government securities.

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders, payment of operating expenses and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with BCI will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

Management of the Fund

Trustee

Wilmington Trust Company (the “Delaware Trustee”), a Delaware trust company, is the resident Delaware trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended (the “Delaware Statutory Trust Act”). The rights and duties of the Delaware Trustee, the Independent Committee (as defined below), the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the Independent Committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager (the “Independent Committee”), which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. Each member of the Independent Committee receives an annual fee of $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition to the payments described above, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members will also be compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which will be reimbursed for such fees on a pro rata basis by each fund managed by NCAM. NCAM currently manages two funds, the Fund and the Nuveen Diversified Commodity Fund (“CFD”).

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

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA, but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the Independent Committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-advisor and Collateral Sub-advisor act in a similar capacity for CFD, a commodity pool traded on the NYSE MKT. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

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

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $220.5 billion of assets under management as of December 31, 2013. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-advisor

The Manager has selected Gresham to manage the Fund’s commodity futures investment strategy and options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser since April 2005. As of December 31, 2013, Gresham LLC had approximately $14.7 billion of client assets under management, including approximately $6.7 billion under management by Gresham NTA and approximately $8.0 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and Gresham TSM. Gresham NTA and Gresham TSM operate independently of each other under the independent account controller exemption under CFTC Regulation 150.3(a). Each division implements independent trading decisions and positions, and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams maintained a significant minority ownership stake in the firm, and will operate independently while leveraging the strengths of certain shared resources of Nuveen Investments.

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2013, Nuveen Asset Management had approximately $117.0 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including, but not limited to, custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

The agreements with each of the Sub-advisors may be terminated at any time, without penalty, by either the Manager or a Sub-advisor upon 120 days written notice. Also, the agreement with the Commodity

Sub-advisor can be terminated by the Commodity Sub-advisor in certain circumstances on 90 days notice. Each of the agreements provides that each of the Sub-advisors will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-advisor for losses and costs arising out of its status as a Sub-advisor to the Fund if the Sub-advisor acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the best interests of the Fund, except, in each case, for a loss resulting from the Sub-advisor’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisors will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The public comment period for these proposed regulations closed on February 10, 2014. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption available under the CFTC’s existing position limit regulations such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. The re-proposed regulations would maintain the independent account controller exemption. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

The re-proposed regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by the existing or any future position limits regulations.

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

The Fund may forego gains (i.e., capital appreciation above the option exercise price for sold call options) on up to 25% of its long commodity futures contracts as a result of selling commodity call options. The Fund may forego gains on up to 25% of its short commodity futures contracts as a result of selling commodity put options. The Fund expects to sell short-term commodity call or put options with terms of up to twelve months on a continual basis on up to approximately 25% of the notional value of each of its commodity futures contracts that, in Gresham’s determination, have sufficient option trading volume and liquidity. Accordingly, the Fund is effectively limiting its potential for gains from price increases on long commodity futures positions and effectively limiting its potential for gains from price declines on short commodity futures positions during the option term on up to 25% of the notional value of its portfolio invested in commodity futures contracts. The extent of foregone capital appreciation depends on the value of the commodity futures contract relative to the exercise price of each such option and option premium realized.

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

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-advisor, its principals and its affiliates, are typically combined for speculative position limit purposes unless an exemption from aggregation is available.

It is possible that the Commodity Sub-advisor will approach or reach position limits for accounts managed within the Gresham NTA division, irrespective of the independent account controller exemption. If so, the Commodity Sub-advisor may have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory position limits, potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

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

The concentration of certain commodities in the Index may result in greater volatility. As of December 31, 2013, the Index had its highest weightings in the energy and agriculture sectors (53.12% and 26.09%, respectively). As a result, the Fund may invest a substantial portion of its net assets in long positions in the energy and agriculture sectors. A downturn in the energy and agriculture sectors could have a larger impact on the Fund than on a fund that does not concentrate in these sectors. In addition, the Fund may invest a substantial portion of its net assets in short positions in the agriculture sector and this concentration could negatively impact the Fund if prices of agricultural commodities trend up.

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

Certain of the Fund’s investments may become illiquid. The Fund may not always be able to liquidate its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Recently, some institutional investors have scaled back or exited their commodity trading business, which has resulted, and may continue to result, in reduced liquidity and significantly increased spreads in the commodity markets. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity investments.

Market illiquidity and higher spreads may cause losses to investors. The large stated value of the Fund’s commodity investments increases the risk of illiquidity by both making those investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

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

Because futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while shares of the Fund trade unprofitably.

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

Recent market conditions. The recent financial crisis in the U.S. and global economies, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments, and the Federal Reserve and certain foreign central banks, have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done gradually, as in the case of the Federal Reserve’s tapering of its bond purchases), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets. It is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

In the United States, on August 5, 2011, Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“S&P”), lowered its long-term sovereign credit rating on the U.S. federal government debt to “AA+” from “AAA.” Any further credit rating downgrade could increase volatility in financial markets, and could result in higher interest rates and higher Treasury yields and increase the costs of capital and financing. In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact issuers in a different country or region.

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

The Fund is a relatively new investment product and the value of the Fund’s shares could decrease if the trading methodology fails to produce the desired results or unanticipated operational or trading problems occur. Certain mechanisms and operational procedures involving the trading and composition of the Fund’s portfolio have been developed specifically for this Fund. Accordingly, there may be unanticipated problems or issues with respect to the trading and operational procedures of the Fund that could have a material adverse effect on an investment in the shares. In addition, there can be no assurance that the trading methodology employed in determination of the Fund’s positions will deliver the desired results.

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

The failure of a clearing broker to comply with financial responsibility and customer segregation rules and/or the bankruptcy of one of the Fund’s clearing brokers could result in a total loss of Fund assets. Under current CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. There is a risk that assets deposited by the Fund with the clearing broker as margin for futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Fund’s clearing broker or the clearing broker’s own payment obligations. In addition, the assets of the Fund may not be fully protected in the event of that clearing broker’s bankruptcy, as the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a pro rata share of all property, if any, available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

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

An investment in the shares may be adversely affected by competition from other methods of investing in commodities. The Fund competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager’s or Commodity Sub-advisor’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

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

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are generally expected over the long-term to be derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of several years, when the distribution rate exceeds the Fund’s actual total returns. In that event, the Fund may liquidate investments in order to make distributions, and the timing and terms of any such liquidations could be disadvantageous to the Fund and its shareholders. The manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees and may negatively affect the market price of the Fund’s shares.

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

Certain provisions of the Internal Revenue Code may cause investors who purchased Fund shares at a discount to net asset value to recognize gain in the first year of purchase without having sold their shares. The Fund is taxed as a partnership, and as such you are treated as owning your proportionate share of Fund assets. Section 743(b) of the Internal Revenue Code of 1986, as amended (the “Code”), generally requires the Fund to adjust your proportionate share of the basis in the Fund’s assets (your share of the “inside basis” in the Fund) to reflect your initial “outside basis” in your shares (i.e., the initial purchase price of your shares). In addition, Section 1256 of the Code requires the Fund to treat a large majority of its futures contracts as having been sold for tax purposes at the end of each year at their then-current market value.

The combined effect of Sections 743(b) and 1256 is that if you purchase Fund shares at a discount to net asset value during the year and hold those shares through year end, you would be deemed to have realized a capital gain substantially equal to the amount of that discount. Any such deemed gain would be reflected on your Schedule K-1 for that year (in addition to all other items of gain and loss for the year), and your “outside basis” in the Fund’s shares would be stepped up by the amount of that gain. This basis step-up would have the effect of reducing your capital gain (or increasing your capital loss) upon any subsequent sale of your shares. This would accelerate your realization of capital gain, but would not increase the amount of gain realized over the full period of the investment. This acceleration effect would be particularly acute for investors who purchase shares at substantial discounts to net asset value. This deemed capital gain would be avoided if the Fund’s net asset value per share were to fall below your purchase price per share by year end; conversely, if the Fund’s net asset value were to increase by year end, your deemed capital gain would be higher than the amount of the discount.

The calculations under Section 743(b) of the Code are complex, and there is little legal authority concerning the mechanics of the calculations, particularly in the context of publicly traded partnerships. It is possible that the Internal Revenue Service (“IRS”) will successfully assert that some or all of the conventions utilized by the Fund to determine and allocate the Section 743(b) basis adjustments do not satisfy the technical requirements of the Code or the regulations and, thus, will require different basis adjustments to be made.

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

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity will generally be subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The general effective date of FATCA is July 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

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

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2013.

If you loan your shares to a “short seller” to cover a short sale of shares, you may be considered as having disposed of those shares. Because you may be considered to have sold shares that you loan to a “short seller” to cover a short sale of shares, you may no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan to the short seller and you may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those shares may not be reportable by you and any cash distributions you receive as to those shares could be fully taxable as ordinary income. Shareholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their shares.

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

The following table sets forth, for the calendar quarter indicated, the high and low intra-day market prices per share.

	Share Price
Fiscal Quarter Ended	High	Low
December 2013	$17.50	$15.94
September 2013	$19.98	$17.11
June 2013	$20.81	$17.75
March 2013	$23.93	$19.52
December 2012*	$25.39	$20.97

*	This period covers the time from the Fund’s commencement of operations (October 25, 2012) to the end of the quarter.

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

Fiscal Quarter Ended	High	Low
December 2013	(15.15%)	(20.87%)
September 2013	(6.50%)	(16.50%)
June 2013	(3.95%)	(14.08%)
March 2013	4.91%	(6.75%)
December 2012*	7.58%	(6.60%)

*	This period covers the time from the Fund’s commencement of operations (October 25, 2012) to the end of the quarter.

As of December 31, 2013, the Fund had approximately 11,365 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the period October 25, 2012 through December 31, 2013.

During the fiscal years ended December 31, 2013 and December 31, 2012, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2013	December 30, 2013	December 31, 2013	$0.155
November 26, 2013	November 29, 2013	December 2, 2013	$0.155
October 29, 2013	October 31, 2013	November 1, 2013	$0.155
September 26, 2013	September 30, 2013	October 1, 2013	$0.155
August 28, 2013	August 30, 2013	September 3, 2013	$0.155
July 29, 2013	July 31, 2013	August 1, 2013	$0.155
June 26, 2013	June 28, 2013	July 1, 2013	$0.155
May 29, 2013	May 31, 2013	June 3, 2013	$0.155
April 26, 2013	April 30, 2013	May 1, 2013	$0.155
March 26, 2013	March 28, 2013	April 1, 2013	$0.155
February 26, 2013	February 28,2013	March 1, 2013	$0.155
January 29, 2013	January 31, 2013	February 1, 2013	$0.155
December 26, 2012	December 28, 2012	December 31, 2012	$0.155

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions would have the effect of increasing the Manager’s management fees and could negatively affect the market price of the Fund’s shares.

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

c) On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions. During the fiscal year ended December 31, 2013, the Fund repurchased shares pursuant to this program as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
3/14/13 to 3/31/13	—	$—	Approximately 1,800,000
4/1/13 to 4/30/13	9,500	$18.76	Approximately 1,790,500
5/1/13 to 5/31/13	—	$—	Approximately 1,790,500
6/1/13 to 6/30/13	—	$—	Approximately 1,790,500
7/1/13 to 7/31/13	—	$—	Approximately 1,790,500
8/1/13 to 8/31/13	37,377	$18.03	Approximately 1,753,123
9/1/13 to 9/30/13	70,623	$17.70	Approximately 1,682,500
10/1/13 to 10/31/13	362,500	$16.76	Approximately 1,320,000
11/1/13 to 11/30/13	353,772	$16.41	Approximately 966,228
12/1/13 to 12/31/13	211,228	$16.68	Approximately 755,000

On March 6, 2014, the Fund announced the reauthorization of its open-market share repurchase program, pursuant to which it may repurchase an aggregate of up to 10 percent of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions.

No shares have been repurchased outside of the program described above.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2013 and 2012, and for the fiscal period beginning on May 25, 2011 (the date on which the Fund was organized as a Delaware statutory trust) and ending on December 31, 2011, has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on October 25, 2012, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	December 31, 2013	December 31, 2012		December 31, 2011
Total assets	$372,991,675	$436,988,415		$588,055
Total liabilities	$8,610,928	$9,876,852		$568,000
Net assets	$364,380,747	$427,111,563		$20,055
Net increase (decrease) in cash	$—	$(20,055)		$20,055
Shares outstanding	17,755,840	18,800,840		840
Net asset value per share outstanding	$20.52	$22.72		$23.88
Total distributions per share	$1.8600	$0.1550		$—
Total investment income	$449,531	$87,459		$—	(2)
Net investment income (loss)	$(6,388,304)	$(1,275,616)		$—	(2)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(4,217,060)	$(16,628,746)		$—	(2)
Net income (loss)	$(10,605,364)	$(17,904,362)		$—	(2)
Net income (loss) per weighted-average share	$(0.57)	$(0.95	)(1)	$—	(2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	For the period August 31, 2011 (initial issuance of shares to the Manager) through December 31, 2011. The Fund had not commenced operations during this period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended December 31 2013	For the Three Months Ended September 30,2013	For the Three Months Ended June 30, 2013	For the Three Months Ended March 31, 2013
Total investment income	$90,172	$105,432	$120,496	$133,431
Net investment income (loss)	$(1,502,768)	$(1,608,833)	$(1,586,243)	$(1,690,460)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$7,133,683	$(1,813,833)	$462,811	$(9,999,721)
Net income (loss)	$5,630,915	$(3,422,666)	$(1,123,432)	$(11,690,181)
Increase (decrease) in net assets	$(18,189,839)	$(14,068,600)	$(10,039,806)	$(20,432,571)
Net income (loss) per weighted average share	$0.29	$(0.18)	$(0.06)	$(0.62)

	For the Three Months Ended December 31, 2012		For the Three Months Ended September 30, 2012		For the Three Months Ended June 30, 2012		For the Three Months Ended March 31, 2012
Total investment income	$87,459		$—		$—		$—
Net investment income (loss)	$(1,275,616)		$—		$—		$—
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(16,628,746)		$—		$—		$—
Net income (loss)	$(17,904,362)		$—		$—		$—
Increase (decrease) in net assets	$427,091,508		$—		$—		$—
Net income (loss) per weighted average share	$(0.95	)(1)	$—	(2)	$—	(2)	$—	(2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	The Fund had not commenced operations during this period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011, and commenced operations on October 25, 2012, with the public offering of 18,800,000 Shares. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform the Index. The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat, and, as of December 31, 2013, was comprised of 17 different commodities. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s options strategy seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities, and other short-term, high grade debt securities.

Results of Operations

The Year Ended December 31, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.22 on the close of business on December 31, 2013. This represents a decrease of 18.85% in share price (not including an assumed reinvestment of distributions) from the $21.22 at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the year were $23.93 (January 28, 2013) and $15.94 (November 11, 2013), respectively. During the year, the Fund paid distributions totaling $1.8600 per share to shareholders. The Fund’s cumulative total return on market value for the year, which assumes reinvestment of such distributions, was -10.41%. At December 31, 2013, the shares of the Fund traded at a 16.08% discount to the Fund’s net asset value of $20.52. During the year the Fund repurchased 1,045,000 shares, refer to “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for further details on the repurchase activity.

The Year Ended December 31, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $427.1 million at December 31, 2012, to $364.4 million at December 31, 2013, a decrease of $62.7 million. The decrease in the Fund’s net assets was due to $10.7 million in net realized losses and $6.5 million in net unrealized appreciation on the Fund’s portfolio during the year, a net investment loss of $6.4 million, $34.6 million of distributions to shareholders, and $17.5 million of share repurchases.

During the year ended December 31, 2013, the Fund’s collateral investments generated interest income of $449,531, which represents 0.11% of average net assets for the year ended December 31, 2013.

The net asset value per share on December 31, 2013, was $20.52. This represents a decrease of 9.68% in net asset value (not including an assumed reinvestment of distributions) from the $22.72 net asset value as of December 31, 2012. The Fund declared distributions totaling $1.8600 per share to shareholders during the year. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.37% for the year ended December 31, 2013.

The Fund generated a net loss of $10.6 million for the year ended December 31, 2013, resulting from interest income of $0.4 million, net expenses of $6.8 million, net realized losses of $10.7 million, and net unrealized appreciation of $6.5 million.

The Year Ended December 31, 2013—Overall Commodity Market Commentary

The broad commodity market suffered its third consecutive year of negative performance in 2013. Losses in the first, second, and fourth quarters overwhelmed a modest gain in the third quarter, as measured by the Dow Jones UBS Commodity Index (“DJ-UBSCI”), a long only commodity market benchmark. In contrast, the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) rose 5.1% for the year. The Index’s precious metals position contributed the most to its overall gain for the year, with agriculture and livestock positions adding to that. The energy group, however, was disadvantageous to the Index’s performance.

At year end, the Index experienced its annual reconstitution. Morningstar determines each constituent’s weighting by evaluating the magnitude and direction of its momentum signal, based on the 12-month average of the dollar value of open interest of each commodity. The top exposure is capped at 10%, and any excess is redistributed to the remaining commodities. On the third Friday of December, Morningstar resets the constituent membership of the Index for the year, which resulted in target weight increases to gas oil, heating oil, natural gas, and sugar, and decreases to corn, wheat, coffee, gold, and silver. No commodities were added or deleted for the Index.

Energy commodities represented 53.0% of the Index at the end of the year, and were its most significant commodity group by weight. In the broad market, the group’s positive performance was driven by strength in crude oil and natural gas positions. However, the Index’s energy position fell 2.3% and was the only group in the Index with negative performance for the period. In crude oil, global supply and demand expectations fluctuated in 2013 amid flaring geopolitical tensions in the Middle East, which affects Brent prices, and the supply bottleneck at the Cushing, Oklahoma hub for West Texas Intermediate (WTI). As a result, the WTI-Brent spread experienced high volatility all year, with the intra-year spread ranging from $23 to nearly zero. This choppy environment was challenging for the Index, which switched between long and flat positions during the monthly resets, leading to a loss for the Index’s energy position.

Agricultural commodities made up 26.1% of the Index at the end of the year. In the broad market, corn, wheat, and soybean oil dragged down the overall group. Prices for these commodities were hampered by robust supply amid favorable growing conditions, with corn in particular seeing record harvests during 2013. Soybean oil also suffered from tepid demand given the availability of cheaper substitutes such as palm oil. The Index was mostly short in these contracts, which helped its overall position appreciate 5.9% for the year. A short position in coffee also bolstered the Index’s return, where strong supply has weighed on prices since May.

The Index includes three metals (gold, silver and copper), which made up a combined 15.9% of the Index at the end of the year. With economic data improving across the developed world, the demand for assets perceived as “safe havens” declined. Furthermore, speculation that the U.S. Federal Reserve would taper its asset buying helped ease inflation expectations, tempering the demand for gold as an inflation hedge. As a result, gold and silver posted a double-digit loss in the broad market during the year. Copper also declined in the broad market, despite a brief rally in the third quarter, as slowing growth in China, among other factors, is expected to weaken demand for copper and other raw materials. The Index’s metals group surged 34.3% for the year, aided by short positions in gold and silver.

Livestock is the smallest group, comprising 5.0% of the Index at the end of the year. Live cattle and lean hogs positions declined in the broad market, resulting in a moderate loss for the overall livestock group for the year. Early in the year, high grain costs in the wake of a 2012 drought prompted ranchers to bring livestock to market early, bolstering supply and driving lean hogs and live cattle prices lower. In the Index, positive performance in the live cattle position offset weakness in the lean hogs position, for a gain of 2.7% for the overall livestock group.

The Year Ended December 31, 2013—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned -1.0% for the 12-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). While the Fund outperformed the DJ-UBSCI, which returned -9.6% for the year, it underperformed the Index, which returned 5.1%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.37%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, the Fund wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the year, the Fund had slightly lower volatility than the Index, as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund was able to sell both puts and calls on several commodities, including corn, soybean meal, soybeans, cotton, wheat, gold, lean hogs, and live cattle, which contributed positively to Fund performance.

A key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods. This was most evident early in the year as many commodity prices trended sideways and the Fund’s approach of switching between long and short (or flat in the case of energy) positions more often than the Index, which switches only once per month, had a negative impact on returns. Gresham took steps to reduce the frequency of the flipping in response to the market conditions, which generally benefitted the strategy in the middle and second half of the year. In terms of commodity groups, the Fund experienced absolute losses in energy, and absolute gains in metals, agriculture, and livestock. Relative to the Index, the Fund underperformed in energy and metals, and slightly outperformed in agriculture and livestock.

The metals group, which returned 12.3% for the Fund and 34.3% for the Index during the year, was the largest detractor from weighted relative performance. The Fund underperformed the Index in all three metals, as the whipsaw effect dampened the performance of the Fund’s gold and silver positions early in the year.

Energy was also detrimental to the Fund’s relative performance on a weighted basis. The Fund fell 8.8% versus a 2.3% decline in the Index for the year. Price volatility in many of the energy commodities caused the Fund to switch back and forth between flat and long positions – particularly in crude oil, gas heating oil, gasoline (RBOB), and natural gas – which was unfavorable to relative performance.

However, the Fund experienced a modest relative gain on a weighted basis in livestock. Livestock positions rose 4.6% in the Fund and 2.7% in the Index for the year. The Fund’s advance was largely due to appreciation in its lean hogs position, whereas the same position in the Index posted a loss. But, the group’s relatively small weight within the Fund and Index diminished the positive effect on relative outperformance.

The Fund’s agriculture commodities position increased 4.9%, while the Index’s advanced 5.9% for the period. However, on a weighted basis, the Fund slightly outpaced the Index, with gains in sugar and corn helping to offset a loss in wheat.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2013. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Total Returns as of December 31, 2013
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	2.74%	-10.41%	-20.13%
Net Asset Value	2.49%	-1.37%	-4.66%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

The following graph presents the relationship between the Fund’s monthly total returns based on net asset value, the Fund’s monthly total returns based on market value and the monthly returns of the Index for the period October 25, 2013 (commencement of Fund operations) through December 31, 2013. The Fund’s total returns based on net asset value assume the reinvestment of distributions at net asset value on the distribution payment date, and the Fund’s total returns based on market value assume the reinvestment of distributions at market value on the distribution payment date.

Commodity Weighting

The table below presents the composition of the Fund’s commodity portfolio and the Index as of December 31, 2013. The December 31, 2013 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil	Long	20.20%	Long	20.25%
	Heating Oil - Gas Oil	Long	10.09%	Long	10.13%
	Heating Oil - No. 2	Long	6.85%	Flat	6.84%
	Natural Gas	Long	9.80%	Long	9.62%
	Unleaded Gas	Long	6.18%	Flat	6.18%

			53.12%		53.02%

Agriculture	Soybean	Long	7.08%	Long	7.06%
	Corn	Short	6.43%	Short	6.45%
	Sugar	Short	3.08%	Short	3.09%
	Wheat	Short	2.81%	Short	2.84%
	Soybean Meal	Long	2.00%	Long	1.99%
	Soybean Oil	Short	1.75%	Short	1.76%
	Coffee	Short	1.53%	Short	1.51%
	Cotton	Long	1.40%	Short	1.41%

			26.08%		26.11%

Metals	Gold	Short	10.03%	Short	10.08%
	Silver	Short	3.29%	Short	3.29%
	Copper	Long	2.51%	Short	2.53%

			15.83%		15.90%

Livestock	Live Cattle	Long	3.12%	Long	3.12%
	Lean Hogs	Long	1.85%	Long	1.85%

			4.97%		4.97%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position mean that instead of shorting an energy futures contract when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its net assets in a margin account with BCI to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding shares. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and use of Proceeds” in this Annual Report for details of repurchase activity during the year ended December 31, 2013.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•

Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the application of appropriate accounting rules and guidance, as well as the use of estimates and assumptions. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

•

The Fund holds a significant portion of its assets in futures contracts, options contracts, and short-term high grade debt instruments, all of which are recorded on a trade date basis and recognized at fair value in the financial statements, with changes in fair value reported on the Statements of Operations as changes in net unrealized appreciation (depreciation).

•	The use of fair value to measure financial instruments, with related unrealized appreciation (depreciation) recognized in earnings in each period, is fundamental to the Fund’s financial statements.

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

Quantitative Disclosures

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2013.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2014	179	$110.8000	1,000	$19,833,200
	ICE Brent Crude Oil Futures Contract	Long	March 2014	155	110.5300	1,000	17,132,150
	NYMEX Crude Oil Futures Contract	Long	February 2014	126	98.4200	1,000	12,400,920
	NYMEX Crude Oil Futures Contract	Long	March 2014	244	98.5500	1,000	24,046,200
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2014	120	943.5000	100	11,322,000
	ICE Gas Oil Futures Contract	Long	March 2014	270	941.7500	100	25,427,250
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2014	72	3.0652	42,000	9,269,165
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2014	157	4.2300	10,000	6,641,100
	NYMEX Natural Gas Futures Contract	Long	March 2014	675	4.1930	10,000	28,302,750
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2014	30	2.7859	42,000	3,510,234
Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	March 2014	397	12.9250	5,000	25,656,125
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2014	173	417.0000	100	7,214,100
	Cotton
	ICE Cotton Futures Contract	Long	March 2014	31	0.8464	50,000	1,311,920
Metals	Copper
	CEC Copper Futures Contract	Long	March 2014	114	3.3965	25,000	9,680,025
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2014	52	1.3463	40,000	2,800,200
	CME Live Cattle Futures Contract	Long	April 2014	158	1.3530	40,000	8,550,960
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	February 2014	153	0.8543	40,000	5,228,010
	CME Lean Hogs Futures Contract	Long	April 2014	42	0.9068	40,000	1,523,340

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	March 2014	(1,053)	$4.2200	5,000	$(22,218,300)
	Sugar
	ICE Sugar Futures Contract	Short	March 2014	(608)	0.1641	112,000	(11,174,554)
	Wheat
	CBOT Wheat Futures Contract	Short	March 2014	(331)	6.0525	5,000	(10,016,887)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2014	(264)	0.3913	60,000	(6,198,192)
	Coffee
	ICE Coffee C Futures Contract	Short	March 2014	(122)	1.1070	37,500	(5,064,525)
Metals	Gold
	CEC Gold Futures Contract	Short	February 2014	(103)	1,202.3000	100	(12,383,690)
	CEC Gold Futures Contract	Short	April 2014	(200)	1,203.0000	100	(24,060,000)
	Silver
	CEC Silver Futures Contract	Short	March 2014	(122)	19.3700	5,000	(11,815,700)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2014	(51)	$104.5	$(327,420)
	NYMEX Crude Oil Futures Options	January 2014	(56)	96.5	(141,680)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2014	(71)	3.0	(277,326)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2014	(125)	4,100.0	(287,500)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2014	(30)	26,700.0	(170,352)
Agriculture	Soybean
	CBOT Soybean Futures Options	February 2014	(61)	1,220.0	(259,250)
	Sugar
	ICE Sugar Futures Options	February 2014	(91)	18.8	(4,077)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2014	(26)	360.0	(152,490)
	Cotton
	ICE Cotton Futures Options	February 2014	(19)	85.0	(20,520)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2014	(31)	132.0	(39,680)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2014	(29)	83.0	(36,540)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	February 2014	(158)	$520.0	$(775,187)
	Sugar
	ICE Sugar Futures Options	February 2014	(91)	18.8	(242,570)
	Wheat
	CBOT Wheat Futures Options	February 2014	(50)	720.0	(288,437)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2014	(40)	470.0	(189,360)
	Coffee
	ICE Coffee C Futures Options	February 2014	(18)	142.5	(215,123)
	Cotton
	ICE Cotton Futures Options	February 2014	(19)	85.0	(23,940)
Metals	Gold
	CEC Gold Futures Options	January 2014	(45)	1,445.0	(1,093,050)
	Silver
	CEC Silver Futures Options	February 2014	(18)	2,475.0	(487,980)

CBOT                       Chicago Board of Trade

CEC                           Commodities Exchange Center

CME                          Chicago Mercantile Exchange

ICE                            Intercontinental Exchange

NY Harbor USLD    New York Harbor Ultra-Low Sulfur Diesel

NYMEX                   New York Mercantile Exchange

RBOB                       Reformulated Gasoline Blendstock Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2013, the Fund held U.S. Treasury Bills worth $306,178,344 with a total par value of $306,250,000 and a repurchase agreement worth $1,583,731.

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

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one NRSRO or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Long/Short Commodity Total Return Fund:

In our opinion, the accompanying schedule of investments at December 31, 2013 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Long/Short Commodity Total Return Fund (the “Company”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and the period May 25, 2011 (date of organization) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, IL

March 17, 2014

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 41,000	U.S. Treasury Bills	0.000%	1/09/14	Aaa	$40,999,918
35,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	34,999,475
39,250	U.S. Treasury Bills	0.000%	3/06/14	Aaa	39,246,389
35,000	U.S. Treasury Bills	0.000%	4/03/14	Aaa	34,993,805
33,000	U.S. Treasury Bills	0.000%	5/01/14	Aaa	32,994,258
30,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	29,992,950
33,000	U.S. Treasury Bills	0.000%	6/26/14	Aaa	32,986,767
4,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	3,998,252
5,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	4,997,755
40,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	39,978,400
11,000	U.S. Treasury Bills	0.000%	11/13/14	Aaa	10,990,375

$ 306,250	Total U.S. Government And Agency Obligations (cost $306,137,271)				306,178,344

	Repurchase Agreements
$ 1,584	Repurchase Agreement with State Street Bank, dated 12/31/13, repurchase price $1,583,731, collateralized by $1,700,000 U.S. Treasury Notes, 1.250%, due 2/29/20, value $1,617,587	0.000%	1/02/14	N/A	$1,583,731

	Total Repurchase Agreements (cost $1,583,731)				1,583,731

	Total Short-Term Investments (cost $307,721,002)				$307,762,075

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2014	179	$19,833,200	$148,597
	ICE Brent Crude Oil Futures Contract	Long	March 2014	155	17,132,150	(21,370)
	NYMEX Crude Oil Futures Contract	Long	February 2014	126	12,400,920	204,714
	NYMEX Crude Oil Futures Contract	Long	March 2014	244	24,046,200	(78,948)

	Total Crude Oil					252,993

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2014	120	11,322,000	394,027
	ICE Gas Oil Futures Contract	Long	March 2014	270	25,427,250	42,250
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2014	72	9,269,165	161,583

	Total Heating Oil					597,860

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy (continued)	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2014	157	$6,641,100	$117,100
	NYMEX Natural Gas Futures Contract	Long	March 2014	675	28,302,750	(1,812,519)

	Total Natural Gas					(1,695,419)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2014	30	3,510,234	139,837

	Total Energy					(704,729)

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	March 2014	397	25,656,125	246,225

	Corn
	CBOT Corn Futures Contract	Short	March 2014	(1,053)	(22,218,300)	298,600

	Sugar
	ICE Sugar Futures Contract	Short	March 2014	(608)	(11,174,554)	1,201,279

	Wheat
	CBOT Wheat Futures Contract	Short	March 2014	(331)	(10,016,887)	1,411,425

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2014	173	7,214,100	204,670

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2014	(264)	(6,198,192)	379,572

	Coffee
	ICE Coffee C Futures Contract	Short	March 2014	(122)	(5,064,525)	97,481

	Cotton
	ICE Cotton Futures Contract	Long	March 2014	31	1,311,920	(8,357)

	Total Agriculture					3,830,895

Metals	Gold
	CEC Gold Futures Contract	Short	February 2014	(103)	(12,383,690)	768,901
	CEC Gold Futures Contract	Short	April 2014	(200)	(24,060,000)	(46,000)

	Total Gold					722,901

	Silver
	CEC Silver Futures Contract	Short	March 2014	(122)	(11,815,700)	1,259,438

	Copper
	CEC Copper Futures Contract	Long	March 2014	114	9,680,025	31,188

	Total Metals					2,013,527

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2014	52	$2,800,200	$35,454
	CME Live Cattle Futures Contract	Long	April 2014	158	8,550,960	20,249

	Total Live Cattle					55,703

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	February 2014	153	5,228,010	(290,432)
	CME Lean Hogs Futures Contract	Long	April 2014	42	1,523,340	(10,500)

	Total Lean Hogs					(300,932)

	Total Livestock					(245,229)

	Total Futures Contracts outstanding					$4,894,464

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2014	(51)	$104.50	$(327,420)
	NYMEX Crude Oil Futures Options	January 2014	(56)	96.50	(141,680)

	Total Crude Oil				(469,100)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2014	(71)	3.00	(277,326)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2014	(125)	4,100.00	(287,500)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2014	(30)	26,700.00	(170,352)

	Total Energy				(1,204,278)

Agriculture	Soybean
	CBOT Soybean Futures Options	February 2014	(61)	1,220.00	(259,250)

	Sugar
	ICE Sugar Futures Options	February 2014	(91)	18.75	(4,077)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2014	(26)	360.00	(152,490)

	Cotton
	ICE Cotton Futures Options	February 2014	(19)	85.00	(20,520)

	Total Agriculture				(436,337)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2014	(31)	132.00	(39,680)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock (continued)	Lean Hogs
	CME Lean Hogs Futures Options	February 2014	(29)	$83.00	$(36,540)

	Total Livestock				(76,220)

	Total Call Options Written outstanding (premiums received $1,794,019)		(590)		$(1,716,835)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	February 2014	(158)	$520.00	$(775,187)

	Sugar
	ICE Sugar Futures Options	February 2014	(91)	18.75	(242,570)

	Wheat
	CBOT Wheat Futures Options	February 2014	(50)	720.00	(288,437)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2014	(40)	470.00	(189,360)

	Coffee
	ICE Coffee C Futures Options	February 2014	(18)	142.50	(215,123)

	Cotton
	ICE Cotton Futures Options	February 2014	(19)	85.00	(23,940)

	Total Agriculture				(1,734,617)

Metals	Gold
	CEC Gold Futures Options	January 2014	(45)	1,445.00	(1,093,050)

	Silver
	CEC Silver Futures Options	February 2014	(18)	2,475.00	(487,980)

	Total Metals				(1,581,030)

	Total Put Options Written outstanding
	(premiums received $2,841,115)		(439)		$(3,315,647)

	Total Options Written outstanding
	(premiums received $4,635,134)		(1,029)		$(5,032,482)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts outstanding is 3,148 and (2,803), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $219,849,649 and $(102,931,848), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $307,721,002 and $372,233,128, respectively)	$307,762,075	$372,303,955
Deposits with brokers	58,067,010	63,184,990
Unrealized appreciation on futures contracts	7,162,590	1,499,470

Total assets	$372,991,675	$436,988,415

LIABILITIES
Cash overdraft	$—	$928,991
Options written, at value (premiums received $4,635,134 and $4,747,719, respectively)	5,032,482	3,465,424
Unrealized depreciation on futures contracts	2,268,126	4,755,125
Payable for shares redeemed	425,400	—
Accrued expenses:
Management fees	391,421	460,442
Independent Committee fees	28,564	25,800
Other	464,935	241,070

Total liabilities	8,610,928	9,876,852

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 17,755,840 shares issued and outstanding at December 31, 2013 and 18,800,840 shares issued and outstanding at December 31, 2012	430,403,037	447,930,055

Accumulated undistributed earnings (deficit)	(66,022,290)	(20,818,492)

Total shareholders’ capital (Net assets)	364,380,747	427,111,563

Total liabilities and shareholders’ capital	$372,991,675	$436,988,415

Net assets	$364,380,747	$427,111,563
Shares outstanding	17,755,840	18,800,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$20.52	$22.72

Market value per share outstanding	$17.22	$21.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012(1)		2011(3)
Investment Income:
Interest	$449,531	$87,459		$—

Total Investment Income	449,531	87,459		—

Expenses:
Management fees	4,942,155	945,199		—
Brokerage commissions	482,140	115,431		—
Custodian fees and expenses	153,662	23,510		—
Organization expenses	—	284,000		168,000
Independent Committee fees and expenses	116,413	25,800		—
Professional fees	504,883	127,790		—
Shareholder reporting expenses	209,636	45,186		—
Licensing fees	406,908	77,099		—
Other expenses	22,038	3,060		—

Total expenses before expense reimbursement	6,837,835	1,647,075		168,000
Expense reimbursement	—	(284,000)		(168,000)

Net expenses	6,837,835	1,363,075		—

Net investment income (loss)	(6,388,304)	(1,275,616)		—

Net realized gain (loss) from:
Short-term investments	9,391	13		—
Futures contracts	(41,169,967)	(15,702,338)		—
Options written	30,502,794	976,112		—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(29,754)	70,827		—
Futures contracts	8,150,119	(3,255,655)		—
Options written	(1,679,643)	1,282,295		—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(4,217,060)	(16,628,746)		—

Net income (loss)	$(10,605,364)	$(17,904,362)		$—

Net income (loss) per weighted-average share	$(0.57)	$(0.95	)(2)	$—	(4)
Weighted-average shares outstanding	18,632,974	18,800,840	(2)	840	(4)

(1)	The Fund commenced operations on October 25, 2012.
(2)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(3)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.
(4)	For the period August 31, 2011 (initial issuance of shares to Manager) through December 31, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012(1)	2011(2)
Shareholders’ capital-beginning of period	$427,111,563	$20,055	$—
Issuance of shares, net of offering costs	—	447,910,000	20,055
Repurchase of shares	(17,527,018)	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(6,388,304)	(1,275,616)	—
Net realized gain (loss) from:
Short-term investments	9,391	13	—
Futures contracts	(41,169,967)	(15,702,338)	—
Options written	30,502,794	976,112	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(29,754)	70,827	—
Futures contracts	8,150,119	(3,255,655)	—
Options written	(1,679,643)	1,282,295	—

Net income (loss)	(10,605,364)	(17,904,362)	—

Distributions to shareholders	(34,598,434)	(2,914,130)	—

Shareholders’ capital–end of period	$364,380,747	$427,111,563	$20,055

Shares–beginning of period	18,800,840	840	—
Issuance of shares	—	18,800,000	840
Repurchase of shares	(1,045,000)	—	—

Shares–end of period	17,755,840	18,800,840	840

(1)	The Fund commenced operations on October 25, 2012.
(2)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012(1)	2011(2)
Cash flows from operating activities:
Net income (loss)	$(10,605,364)	$(17,904,362)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(986,814,424)	(879,570,417)	—
Proceeds from sales and maturities of short-term investments	1,051,785,312	507,424,627	—
Premiums received for options written	34,938,175	9,526,927	—
Cash paid for options written	(4,547,966)	(3,803,096)	—
Amortization (Accretion)	(449,371)	(87,325)	—
(Increase) Decrease in:
Deposits with brokers	5,117,980	(63,184,990)	—
Receivable from Manager	—	168,000	(168,000)
Deferred offering costs	—	400,000	(400,000)
Increase (Decrease) in:
Payable for offering costs	—	(400,000)	400,000
Payable for organization expenses	—	(168,000)	168,000
Accrued management fees	(69,021)	460,442	—
Accrued Independent Committee fees	2,764	25,800	—
Accrued other expenses	223,865	241,070	—
Net realized (gain) loss from:
Short-term investments	(9,391)	(13)	—
Options written	(30,502,794)	(976,112)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	29,754	(70,827)	—
Futures contracts	(8,150,119)	3,255,655	—
Options written	1,679,643	(1,282,295)	—

Net cash provided by (used in) operating activities	52,629,043	(445,944,916)	—

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	(928,991)	928,991	—
Proceeds from issuance of shares	—	448,850,000	20,055
Offering costs	—	(940,000)	—
Cash paid for shares repurchased	(17,101,618)	—	—
Cash distributions paid to shareholders	(34,598,434)	(2,914,130)	—

Net cash provided by (used in) financing activities	(52,629,043)	445,924,861	20,055

Net increase (decrease) in cash	—	(20,055)	20,055
Cash–beginning of period	—	20,055	—

Cash–end of period	$—	$—	$20,055

(1)	The Fund commenced operations on October 25, 2012.
(2)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

1. Organization (continued)

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified in the prior year to conform to the December 31, 2013 presentation.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the Fund has unrealized appreciation the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely if the Fund has unrealized depreciation the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

The average number of long and short futures contracts outstanding during the fiscal year ended December 31, 2013 and the period October 31, 2012 (date on which the Fund began entering into futures contracts) through December 31, 2012 was as follows:

	Year Ended December 31, 2013	For the Period October 31, 2012 through December 31, 2012
Average number of long and short futures contracts outstanding*	5,621	5,255

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period October 31, 2012 through December 31, 2012, the average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal year ended December 31, 2013 and the period November 1, 2012 (date on which the Fund began entering into option contracts) through December 31, 2012, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the fiscal year ended December 31, 2013 and the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Transactions in both call and put options written were as follows:

	Year Ended December 31, 2013		For the Period November 1, 2012 through December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,024	$4,747,719	—	$—
Options written	7,116	34,938,175	2,228	9,526,927
Options terminated in closing purchase transactions	(1,027)	(5,262,491)	(1,110)	(4,375,188)
Options expired	(1,525)	(6,022,932)	(62)	(213,570)
Options exercised	(4,559)	(23,765,337)	(32)	(190,450)

Outstanding, end of the period	1,029	$4,635,134	1,024	$4,747,719

The average number of options written outstanding during the fiscal year ended December 31, 2013 and the period November 1, 2012 (date on which the Fund began entering into options contracts) through December 31, 2012 was as follows:

	Year Ended December 31, 2013	For the Period November 1, 2012 through December 31, 2012
Average number of options written outstanding*	938	709

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year. For the period November 1, 2012 through December 31, 2012, the average number of contracts is calculated based on the outstanding number of contracts at the beginning of the period and at the end of each month within the remainder of the period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2013 and December 31, 2012, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

The following table presents the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements. The Fund was not invested in repurchase agreements as of December 31, 2012.

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,583,731	$(1,583,731)	$—

*	As of December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

Prices of fixed-income securities, including, but not limited to, highly-rated agency discount notes and U.S. Treasury bills, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$306,178,344	$—	$306,178,344
Repurchase Agreements	—	1,583,731	—	1,583,731
Derivatives:
Futures Contracts*	4,894,464	—	—	4,894,464
Options Written	(5,032,482)	—	—	(5,032,482)

Total	$(138,018)	$307,762,075	$—	$307,624,057

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$372,303,955	$—	$372,303,955
Derivatives:
Futures Contracts	(3,255,655)	—	—	(3,255,655)
Options Written	(3,465,424)	—	—	(3,465,424)

Total	$(6,721,079)	$372,303,955	$—	$365,582,876

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Distributions

The Fund intends to make regular monthly distributions to its shareholders stated in terms of a fixed cents per share distribution rate. Among other factors, the Manager seeks to establish a distribution rate that roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. In the event that the amount of income earned or capital gains realized by the Fund is not sufficient to cover the Fund’s distribution, the Fund may be required to liquidate investments to fund distributions at times or on terms that are disadvantageous to the Fund and its shareholders. As market conditions and portfolio performance may change, the rate of distribution on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of the Fund’s monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

Distributions to shareholders are recorded on the ex-dividend date.

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s Independent Committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and believes the risk of loss pursuant to these contracts to be remote.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

Underlying Risk Exposure		December 31, 2013
	Derivative Instrument	Location on the Statements of Financial Condition
		Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$7,162,590	Unrealized depreciation on futures contracts	$2,268,126
Commodity	Call Options	—	—	Options written, at value	1,716,835
Commodity	Put Options	—	—	Options written, at value	3,315,647
Total			$7,162,590		$7,300,608

Underlying Risk Exposure		December 31, 2012
	Derivative Instrument	Location on the Statements of Financial Condition*
		Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,499,470	Unrealized depreciation on futures contracts	$4,755,125
Commodity	Call Options	—	—	Options written, at value	2,274,790
Commodity	Put Options	—	—	Options written, at value	1,190,634
Total			$1,499,470		$8,220,549
*	Amounts have been reclassified to conform to the current presentation.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Derivative Instruments and Hedging Activities (continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the fiscal years ended December 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2013		Year Ended December 31, 2012**
Net realized gain (loss) from:
Futures contracts Options written (call options) Options written (put options)	$(41,169,967 16,377,174 14,125,620)		$(15,702,338 852,033 124,079)
Change in net unrealized appreciation (depreciation) of:
Futures contracts Options written (call options) Options written (put options)	$8,150,119 (1,210,924 (468,719	) )	$(3,255,655 1,288,108 (5,813	) )
**	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.

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

5. Share Repurchase Program

On March 14, 2013, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

Year Ended December 31, 2013
Shares repurchased	1,045,000

Weighted average price per share repurchased	$16.75

Weighted average discount per share repurchased	18.32%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. Share Repurchase Program (Continued)

On March 6, 2014, subsequent to the close of the December 31, 2013 annual period, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions at the Manager’s discretion.

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal year ended December 31, 2013 and December 31, 2012. During the fiscal year ended December 31, 2011, the Fund had no operations other than those related to organizational matters and therefore there are no financial highlights to present for the period May 25, 2011 through December 31, 2011. The financial highlights for the fiscal year ended December 31, 2012 reflect only sixty-eight days of the Fund’s operations (from its commencement of operations on October 25, 2012 through December 31, 2012). The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Asset Value:
Net asset value per share—beginning of period	$22.72	$23.88	(a)
Net investment income (loss)	(.34)	(.07)
Net realized and unrealized gain (loss)	(.21)	(.89)
Distributions	(1.86)	(.15)
Offering costs	—	(.05)
Discount from shares repurchased	.21	—

Net asset value per share—end of period	$20.52	$22.72

Market Value:
Market value per share—beginning of period	$21.22	$25.00	(b)

Market value per share—end of period	$17.22	$21.22

Ratios to Average Net Assets:
Net investment income (loss)	(1.62)%	(1.69	)%(c)

Expenses	1.73%	1.80	%(c)(d)

Total Returns:(e)
Based on Net Asset Value	(1.37)%	(4.19)%

Based on Market Value	(10.41)%	(14.50)%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Financial Highlights (continued)

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

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the fiscal years ended December 31, 2013 and December 31, 2012. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2013
	December 31		September 30	June 30	March 31
Total investment income	$90,172		$105,432	$120,496	$133,431
Net investment income (loss)	$(1,502,768)		$(1,608,833)	$(1,586,243)	$(1,690,460)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$7,133,683		$(1,813,833)	$462,811	$(9,999,721)
Net income (loss)	$5,630,915		$(3,422,666)	$(1,123,432)	$(11,690,181)
Increase (decrease) in net assets	$(18,189,839)		$(14,068,600)	$(10,039,806)	$(20,432,571)
Net income (loss) per weighted average share	$0.29		$(0.18)	$(0.06)	$(0.62)

	For the Three Months Ended 2012
	December 31		September 30	June 30	March 31
Total investment income	$87,459		$—	$—	$—
Net investment income (loss)	$(1,275,616)		$—	$—	$—
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(16,628,746)		$—	$—	$—
Net income (loss)	$(17,904,362)		$—	$—	$—
Increase (decrease) in net assets	$427,091,508		$—	$—	$—
Net income (loss) per weighted average share	$(0.95	)(1)	$— (2)	$— (2)	$— (2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	The Fund was organized as a statutory trust under Delaware law on May 25, 2011. The Fund had not commenced operations during this period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or dispositions of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework (1992). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Christopher A. Cotter. Mr. Cotter (age 54) is a Managing Director at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 62) retired in March 2013 from Convergent Capital Management, a multiboutique asset management holding company, where he served as Managing Director and Chief Operating Officer from

February 1998 through June 2012. He was involved in management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. He also serves as trustee (since March 2013) for City National Rochdale Funds, a $7 billion proprietary fund complex, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and a Masters of Management from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 63) was a Managing Director of Finance Scholars Group, a boutique consulting firm providing litigation support services from March 2010 to February 2014. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Manager from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 66) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center, and previously Treasurer and Executive Committee Member of the Board of Directors of the Boys and Girls Club of Lake County. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The Independent Committee has determined that it has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

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

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $220.5 billion of assets under management as of December 31, 2013. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 57) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisors, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business. Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 49) has been Managing Director of NCAM since October 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisors of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Executive Vice President of NFAL (since January 1, 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 59) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Senior Vice President (since May 2010) and Funds Controller (since May 1998) of Nuveen Investments and a Vice President (since May 2005) of NFAL. In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committee of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

Carl M. Katerndahl (age 49) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl has also been Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for sales and client service for the entire firm, including NCAM and NFAL. In this role, he is responsible for identifying potential customers and financial intermediaries for distribution of NCAM’s and NFAL’s products and services. Previously, Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of NCAM on June 18, 2010 and July 13, 2010, respectively, and of NFAL on December 7, 2012 and January 1, 2013, respectively. He withdrew his status as an associated person of NCAM and NFAL effective July 16, 2013.

Shanita Smith (age 35) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisors, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisors who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2013, all such necessary reports were filed in a timely manner.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. The annual fee for each member of the Independent Committee is $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members will also be compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CFD.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its liabilities.

The Fund incurred $4,942,155 in management fees for the fiscal year ended December 31, 2013, of which $391,421 was still payable to the Manager at the end of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of January 31, 2014, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.00%

Independent Committee
Jon C. Hunt	4,000 Shares	0.02%
L. Joe Moravy	1,500 Shares	0.01%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or member of the Independent Committee owned shares of the Fund as of January 31, 2014. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the fiscal years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit Fees	$112,240	$69,850
Audit-Related Fees	—	—
Tax Fees	193,824	50,000
All Other Fees	—	—

Total	$306,064	$119,850

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2013 and December 31, 2012 annual financial statements included on Form 10-K, as well as the June 30, 2012 financial statements included in the Fund’s Registration Statement on Form S-1 (No. 333-174764). Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 17, 2014.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 17, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 17, 2014