Form 10-Q
period 2014-03-31
Nuveen Long/Short Commodity Total Return Fund
filed 2014-05-08
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the registrant had 17,755,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 35,000	U.S. Treasury Bills	0.000%	4/03/14	Aaa	$35,000,000
33,000	U.S. Treasury Bills	0.000%	5/01/14	Aaa	32,999,373
30,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	29,999,160
33,000	U.S. Treasury Bills	0.000%	6/26/14	Aaa	32,997,228
15,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	14,997,975
15,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	14,996,595
40,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	39,989,120
15,000	U.S. Treasury Bills	0.000%	10/16/14	Aaa	14,995,260
17,250	U.S. Treasury Bills	0.000%	11/13/14	Aaa	17,242,686
15,000	U.S. Treasury Bills	0.000%	12/11/14	Aaa	14,991,795
15,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	14,989,425
15,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	14,986,440
15,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	14,983,455

$ 293,250	Total U.S. Government and Agency Obligations (cost $293,135,073)				293,168,512

	Repurchase Agreements
$ 6,993	Repurchase Agreement with State Street Bank, dated 3/31/14, repurchase price $6,992,986, collateralized by $7,265,000 U.S. Treasury Notes, 0.625%, due 8/31/17, value $7,137,408	0.000%	4/01/14	N/A	$6,992,986

	Total Repurchase Agreements (cost $6,992,986)				6,992,986

	Total Short-Term Investments (cost $300,128,059)				$300,161,498

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2014	179	$19,289,040	$(272,789)
	ICE Brent Crude Oil Futures Contract	Long	June 2014	150	16,147,500	147,000
	NYMEX Crude Oil Futures Contract	Long	May 2014	74	7,516,920	192,005
	NYMEX Crude Oil Futures Contract	Long	June 2014	241	24,297,620	381,550
	NYMEX Crude Oil Futures Contract	Long	July 2014	25	2,497,500	69,000

	Total Crude Oil					516,766

	Heating Oil
	ICE Gas Oil Futures Contract	Long	June 2014	375	33,581,250	(152,550)
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2014	70	8,613,612	(41,263)
	NYMEX NY Harbor ULSD Futures Contract	Long	June 2014	121	14,860,784	(43,064)

	Total Heating Oil					(236,877)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy (Continued)	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2014	240	$10,490,400	$(242,067)
	NYMEX Natural Gas Futures Contract	Long	June 2014	482	21,227,280	119,130

	Total Natural Gas					(122,937)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2014	175	21,446,565	(440,866)

	Total Energy					(283,914)

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	May 2014	64	4,684,800	302,000
	CBOT Soybean Futures Contract	Long	July 2014	336	24,015,600	541,038

	Total Soybean					843,038

	Corn
	CBOT Corn Futures Contract	Long	May 2014	401	10,065,100	213,849
	CBOT Corn Futures Contract	Long	July 2014	449	11,376,537	207,764

	Total Corn					421,613

	Sugar
	ICE Sugar Futures Contract	Short	May 2014	(62)	(1,233,949)	(1,527)
	ICE Sugar Futures Contract	Long	July 2014	311	6,315,042	(28,367)

	Total Sugar					(29,894)

	Wheat
	CBOT Wheat Futures Contract	Long	May 2014	37	1,289,913	27,579
	CBOT Wheat Futures Contract	Long	July 2014	210	7,365,750	40,260

	Total Wheat					67,839

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2014	29	1,389,970	107,290
	CBOT Soybean Meal Futures Contract	Long	July 2014	149	6,907,640	282,530

	Total Soybean Meal					389,820

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2014	(38)	(921,576)	90,354
	CBOT Soybean Oil Futures Contract	Short	July 2014	(204)	(4,973,112)	80,324

	Total Soybean Oil					170,678

	Coffee
	ICE Coffee C Futures Contract	Long	May 2014	17	1,134,113	53,550
	ICE Coffee C Futures Contract	Long	July 2014	29	1,957,500	58,725

	Total Coffee					112,275

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture (Continued)	Cotton
	ICE Cotton Futures Contract	Long	May 2014	76	$3,553,760	$215,634
	ICE Cotton Futures Contract	Long	July 2014	34	1,590,350	53,895

	Total Cotton					269,529

	Total Agriculture					2,244,898

Metals	Gold
	CEC Gold Futures Contract	Short	June 2014	(239)	(30,682,820)	477,150

	Silver
	CEC Silver Futures Contract	Short	May 2014	(108)	(10,666,080)	179,195

	Copper
	CEC Copper Futures Contract	Short	May 2014	(79)	(5,975,363)	352,087
	CEC Copper Futures Contract	Short	July 2014	(60)	(4,533,000)	(104,275)

	Total Copper					247,812

	Total Metals					904,157

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2014	31	1,808,540	67,580
	CME Live Cattle Futures Contract	Long	June 2014	184	10,120,000	330,739

	Total Live Cattle					398,319

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	April 2014	19	957,600	238,260
	CME Lean Hogs Futures Contract	Long	June 2014	149	7,579,630	1,018,741

	Total Lean Hogs					1,257,001

	Total Livestock					1,655,320

	Total Futures Contracts outstanding				$223,094,416	$4,520,461

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2014	(49)	$104.00	$(195,510)
	NYMEX Crude Oil Futures Options	April 2014	(52)	97.00	(253,240)

	Total Crude Oil				(448,750)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2014	(70)	2.91	(174,930)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2014	(106)	3,850.00	(562,860)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2014	(27)	28,400.00	(117,936)

	Total Energy				(1,304,476)

Agriculture	Soybean
	CBOT Soybean Futures Options	April 2014	(59)	1,240.00	(661,537)

	Corn
	CBOT Corn Futures Options	April 2014	(127)	490.00	(133,350)

	Sugar
	ICE Sugar Futures Options	April 2014	(82)	17.75	(33,981)

	Wheat
	CBOT Wheat Futures Options	April 2014	(37)	680.00	(55,269)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2014	(26)	370.00	(284,310)

	Coffee
	ICE Coffee C Futures Options	April 2014	(7)	130.00	(125,790)

	Cotton
	ICE Cotton Futures Options	April 2014	(17)	86.00	(65,110)

	Total Agriculture				(1,359,347)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2014	(31)	132.00	(171,740)
	CME Live Cattle Futures Options	June 2014	(1)	126.00	(4,690)

	Total Live Cattle				(176,430)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2014	(14)	89.00	(207,200)
	CME Lean Hogs Futures Options	June 2014	(12)	100.00	(130,680)

	Total Lean Hogs				(337,880)

	Total Livestock				(514,310)

	Total Call Options Written outstanding (premiums received $2,404,909)		(717)		$(3,178,133)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	April 2014	(127)	$490.00	$(57,150)

	Sugar
	ICE Sugar Futures Options	April 2014	(82)	17.75	(32,144)

	Wheat
	CBOT Wheat Futures Options	April 2014	(37)	680.00	(23,356)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2014	(37)	445.00	(91,908)

	Total Agriculture				(204,558)

Metals	Gold
	CEC Gold Futures Options	May 2014	(36)	1,320.00	(193,680)

	Silver
	CEC Silver Futures Options	April 2014	(16)	2,200.00	(184,640)

	Total Metals				(378,320)

	Total Put Options Written outstanding (premiums received $831,516)		(335)		$(582,878)

	Total Options Written outstanding (premiums received $3,236,425)		(1,052)		$(3,761,011)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts outstanding is 4,657 and (790), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $282,080,316 and $(58,985,900), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $300,128,059 and $307,721,002, respectively)	$300,161,498	$307,762,075
Deposits with brokers	47,755,633	58,067,010
Unrealized appreciation on futures contracts	5,847,229	7,162,590
Other assets	11,301	—

Total assets	$353,775,661	$372,991,675

LIABILITIES
Options written, at value (premiums received $3,236,425 and $4,635,134, respectively)	$3,761,011	$5,032,482
Unrealized depreciation on futures contracts	1,326,768	2,268,126
Payable for:
Distributions	2,752,155	—
Shares redeemed	—	425,400
Accrued expenses:
Management fees	369,780	391,421
Independent Committee fees	57,016	28,564
Other	377,744	464,935

Total liabilities	8,644,474	8,610,928

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 17,755,840 shares issued and outstanding at March 31, 2014 and at December 31, 2013	430,403,037	430,403,037

Accumulated undistributed earnings (deficit)	(85,271,850)	(66,022,290)

Total shareholders’ capital (Net assets)	345,131,187	364,380,747

Total liabilities and shareholders’ capital	$353,775,661	$372,991,675

Net assets	$345,131,187	$364,380,747
Shares outstanding	17,755,840	17,755,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$19.44	$20.52

Market value per share outstanding	$16.54	$17.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest	$77,699	$133,431

Total Investment Income	77,699	133,431

Expenses:
Management fees	1,094,537	1,288,541
Brokerage commissions	170,842	211,178
Custodian fees and expenses	29,447	33,514
Independent Committee fees and expenses	28,452	29,557
Professional fees	114,213	113,552
Shareholder reporting expenses	31,811	37,719
Licensing fees	87,396	103,746
Other expenses	4,812	6,084

Total expenses	1,561,510	1,823,891

Net investment income (loss)	(1,483,811)	(1,690,460)

Net realized gain (loss) from:
Short-term investments	29	3,363
Futures contracts	(16,761,295)	(21,185,094)
Options written	7,760,857	7,054,173
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(7,634)	(11,175)
Futures contracts	(374,003)	5,766,302
Options written	(127,238)	(1,627,290)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(9,509,284)	(9,999,721)

Net income (loss)	$(10,993,095)	$(11,690,181)

Net income (loss) per weighted-average share	$(.62)	$(.62)
Weighted-average shares outstanding	17,755,840	18,800,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$364,380,747	$427,111,563
Repurchase of shares	—	(17,527,018)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,483,811)	(6,388,304)
Net realized gain (loss) from:
Short-term investments	29	9,391
Futures contracts	(16,761,295)	(41,169,967)
Options written	7,760,857	30,502,794
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(7,634)	(29,754)
Futures contracts	(374,003)	8,150,119
Options written	(127,238)	(1,679,643)

Net income (loss)	(10,993,095)	(10,605,364)

Distributions to shareholders	(8,256,465)	(34,598,434)

Shareholders’ capital—end of period	$345,131,187	$364,380,747

Shares—beginning of period	17,755,840	18,800,840
Repurchase of shares	—	(1,045,000)

Shares—end of period	17,755,840	17,755,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(10,993,095)	$(11,690,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(469,966,500)	(150,886,875)
Proceeds from sales and maturities of short-term investments	477,637,173	175,730,632
Premiums received for options written	7,183,381	7,895,929
Cash paid for options written	(821,233)	(1,918,354)
Amortization (Accretion)	(77,701)	(133,411)
(Increase) Decrease in:
Deposits with brokers	10,311,377	2,362,513
Receivable from investments sold	—	(3,498,214)
Other assets	(11,301)	—
Increase (Decrease) in:
Accrued management fees	(21,641)	(25,028)
Accrued Independent Committee fees	28,452	2,594
Accrued other expenses	(87,191)	101,117
Net realized (gain) loss from:
Short-term investments	(29)	(3,363)
Options written	(7,760,857)	(7,054,173)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	7,634	11,175
Futures contracts	374,003	(5,766,302)
Options written	127,238	1,627,290

Net cash provided by (used in) operating activities	5,929,710	6,755,349

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	—	(927,089)
Cash paid for shares repurchased	(425,400)	—
Cash distributions paid to shareholders	(5,504,310)	(5,828,260)

Net cash provided by (used in) financing activities	(5,929,710)	(6,755,349)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

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

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long, short, or flat, depending upon market conditions. The Fund’s Commodity Sub-adviser uses a rules based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings, and whether the futures positions in each commodity are held long, short or flat. The Fund’s commodity investments will, at all times, be fully collateralized. The Fund is not leveraged, and the notional amount of its combined long, short and flat futures positions will not exceed 100% of the Fund’s net assets. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund’s investment strategy will utilize the Commodity Sub-adviser’s proprietary long/short commodity investment program, which has three principal elements:

•	An actively managed long/short portfolio of exchange-traded commodity futures contracts;

•	A portfolio of exchange-traded commodity option contracts; and

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Risks of investments in commodity futures contracts include possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and the possibility that a change in the value of the contract may not correlate with a change in the value of the underlying commodities.

The average number of long and short futures contracts outstanding during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Average number of long and short futures contracts outstanding*	5,699	5,621

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Transactions in both call and put options written were as follows:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,029	$4,635,134	1,024	$4,747,719
Options written	1,952	7,183,381	7,116	34,938,175
Options terminated in closing purchase transactions	(206)	(807,815)	(1,027)	(5,262,491)
Options expired	(329)	(831,513)	(1,525)	(6,022,932)
Options exercised	(1,394)	(6,942,762)	(4,559)	(23,765,337)

Outstanding, end of the period	1,052	$3,236,425	1,029	$4,635,134

The average number of options written outstanding during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Average number of options written outstanding*	1,041	938

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

The following table presents the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$6,992,986	$(6,992,986)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,583,731	$(1,583,731)	$—

*	As of March 31, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-adviser. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. The collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-adviser to be of comparable quality.

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

March 31, 2014

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$293,168,512	$—	$293,168,512
Repurchase Agreements	—	6,992,986	—	6,992,986
Investments in Derivatives:
Futures Contracts*	4,520,461	—	—	4,520,461
Options Written	(3,761,011)	—	—	(3,761,011)

Total	$759,450	$300,161,498	$—	$300,920,948

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$306,178,344	$—	$306,178,344
Repurchase Agreements	—	1,583,731	—	1,583,731
Investments in Derivatives:
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

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Distributions to shareholders are recorded on the ex-dividend date.

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s Independent Committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and believes the risk of loss to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$5,847,229	Unrealized depreciation on futures contracts	$1,326,768
Commodity	Call Options	—	—	Options written, at value	3,178,133
Commodity	Put Options	—	—	Options written, at value	582,878
Total			$5,847,229		$5,087,779

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

3. Derivative Instruments and Hedging Activities (Continued)

		December 31, 2013
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

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2014 and March 31, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net realized gain (loss) from:
Futures contracts	$(16,761,295)	$(21,185,094)
Options written (call options)	4,427,124	5,792,479
Options written (put options)	3,333,733	1,261,694

Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(374,003)	$5,766,302
Options written (call options)	(850,408)	(1,356,258)
Options written (put options)	723,170	(271,032)

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

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

“Average daily net assets” represents the total assets of the Fund, minus the sum of its total liabilities.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

4. Related Parties (Continued)

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-adviser and the Collateral Sub-adviser. Both the Commodity Sub-adviser and the Collateral Sub-adviser are compensated for their services to the Fund from the management fees paid to the Manager, and the Fund does not reimburse the Manager for those fees.

5. Share Repurchase Program

On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion.

On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares).

Transactions in share repurchases during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013 were as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Shares repurchased	—	1,045,000

Weighted average price per share repurchased	—	$16.75

Weighted average discount per share repurchased	—	18.32%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2014 and March 31, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Asset Value:
Net asset value per share—beginning of period	$20.52	$22.72
Net investment income (loss)	(.08)	(.09)
Net realized and unrealized gain (loss)	(.53)	(.53)
Distributions	(.47)	(.47)

Net asset value per share—end of period	$19.44	$21.63

Market Value:
Market value per share—beginning of period	$17.22	$21.22

Market value per share—end of period	$16.54	$20.23

Ratios to Average Net Assets(a):
Net investment income (loss)	(1.69)%	(1.64)%

Expenses	1.78%	1.77%

Total Returns:(b)
Based on Net Asset Value	(3.02)%	(2.77)%

Based on Market Value	(1.28)%	(2.58)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. New Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. ASU 2013-08 is effective for fiscal years beginning on or after December 15, 2013. The Fund has adopted ASU 2013-08 for its fiscal year end December 31, 2014 as it follows the investment company reporting requirements under U.S. GAAP and therefore follows the accounting and reporting guidance under Topic 946. The adoption of ASU 2013-08 did not have an impact on the Fund’s financial statements or footnote disclosures.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

8. Subsequent Events

Other Events

On April 14, 2014, TIAA-CREF, a national financial services organization, announced that it had entered into an agreement (the “Purchase Agreement”) to acquire Nuveen Investments, Inc., the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser, from an investor group majority-led by Madison Dearborn Partners, LLC, a private equity firm based in Chicago, IL. The transaction is expected to be completed by the end of the year, subject to customary closing conditions, including obtaining necessary client consents sufficient to satisfy the terms of the Purchase Agreement and obtaining customary regulatory approvals. There can be no assurance that the transaction described above will be consummated as contemplated or that necessary conditions will be satisfied.

The transaction is not expected to result in any change in the management of the Fund or in the Fund’s investment objectives or policies.

Distributions

On May 1, 2014 the Manager announced that the Fund’s distribution rate would be reduced $(.02) per share effective with the distribution payable on June 2, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”), Gresham Investment Management LLC and its Near Term Active division (such division referred to herein as “Gresham” or the “Commodity Sub-adviser”) and Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Long/Short Commodity Total Return Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with its initial public offering. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long, short, or flat, depending upon market conditions. The Fund’s options strategy seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, and short-term, high grade debt securities.

Results of Operations

The Quarter Ended March 31, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.54 on the close of business on March 31, 2014. This represents a decrease of 3.95% in share price (not including an assumed reinvestment of distributions) from the $17.22 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the quarter were $17.60 (January 22, 2014) and $16.40 (March 27, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on April 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -1.28%. At March 31, 2014, shares of the Fund traded at a 14.92% discount to the Fund’s net asset value of $19.44 per share.

The Quarter Ended March 31, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $364.4 million at December 31, 2013, to $345.1 million at March 31, 2014, a decrease of $19.3 million. The decrease in the Fund’s net assets was due to $9.0 million in net realized losses and $0.5 million in net unrealized depreciation on the Fund’s portfolio during the quarter, a net investment loss of $1.5 million, and $8.3 million of distributions to shareholders.

During the quarter ended March 31, 2014, the Fund’s collateral investments generated interest income of $77,699, which represents 0.02% of average net assets for the quarter ended March 31, 2014.

The net asset value per share on March 31, 2014, was $19.44. This represents a decrease of 5.26% in net asset value (not including an assumed reinvestment of distributions) from the $20.52 net asset value as of December 31, 2013. The Fund declared distributions totaling $0.465 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -3.02% for the quarter ended March 31, 2014.

The Fund generated a net loss of $11.0 million for the quarter ended March 31, 2014, resulting from interest income of $0.1 million, total expenses of $1.6 million, net realized losses of $9.0 million, and net unrealized depreciation of $0.5 million.

The Quarter Ended March 31, 2014 – Overall Commodity Market Commentary

The broad commodity market trended higher in the first quarter of 2014, rising 7.0% as measured by the Dow Jones UBS Commodity Index (“DJ-UBSCI”), a long only commodity market benchmark. The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) declined 3.5% for the quarter. Within the Index, livestock was the only group with a positive return, with the agriculture, energy, and metals groups posting losses during the period.

Energy commodities represented 52.7% of the Index at the end of the quarter, and were its most significant commodity group by weight. In the broad market, natural gas prices rose strongly. Demand for residential heating remained high as a polar vortex kept most of the United States in colder than usual temperatures during the period. Crude oil had a small gain overall, with less volatility than in the previous quarter. West Texas Intermediate (WTI) was up, but Brent crude fell slightly on fear of supply disruptions amid geopolitical tensions. The Index’s energy position declined 4.0% during the quarter.

Agricultural commodities made up 26.1% of the Index at the end of the quarter. All of the components of the commodity group were up for the quarter in the broad market as measured by the DJ-UBSCI. The U.S. Department of Agriculture forecasted lower plantings and strong export sales of corn, bolstering corn prices. Wheat prices increased on concerns about damage to the winter crops from cold, dry weather in the United States. Wheat supplies were also threatened by shipping delays in Canada, reduced exports from South America, and the crisis in Ukraine (the sixth largest wheat exporter). Brazil, which leads the world’s production and export of both Arabica coffee and sugar, experienced the hottest January on record and the driest start to the year since 1954. This resulted in coffee and sugar prices rallying strongly during the quarter on concerns about scorched crops. In the Index, the agriculture group fell 2.4% for the quarter.

The Index includes three metals: gold, silver and copper, which made up a combined 15.2% of the overall Index at the end of the quarter. At the beginning of the year, gold was trading near $1,200, a psychologically important level to technical analysts who believed it was signaling a change in the price trend. This contributed to gold’s rally during the first quarter. In addition, investors fled emerging market currencies for perceived safe-haven assets, the U.S. Federal Reserve maintained “stimulus friendly” comments, and physical gold continued to be in demand from Asia and the Middle East, all of which supported gold prices. Copper, however, was the worst performer in the broad market in the first quarter. Copper prices fell to a 44-month low late in the quarter when China’s first domestic corporate bond default sparked fears that credit tightening would shutter copper demand. The Index’s metals group overall slumped 7.3%.

Livestock is the smallest group, comprising 6.0% of the Index at the end of the quarter. In the broad market, both live cattle and lean hogs performed well during the first quarter. Prices for both contracts were affected by supply issues: lean hogs continued to suffer from a highly infectious virus, and for live cattle, weight gain, slaughter, and feed costs were all adversely affected by the harsh winter. Livestock was the best-performing group in the Index, up 16.3%.

The Quarter Ended March 31, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned -2.7% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the Index, which returned -3.5% for the same period. The Fund’s total return on net asset value for the period, which includes the effect of the Fund’s expenses, performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution to shareholders, was -3.02%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had lower volatility than the Index, as measured by standard deviation of return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e. go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the quarter, the Fund was able to sell options on coffee, corn, wheat, and gold, which contributed positively to Fund performance.

It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods. In terms of commodity groups, the Fund experienced absolute gains in livestock and absolute losses in agriculture, energy, and metals. Relative to the Index, the commodity portfolio outperformed in energy and metals, but underperformed in agriculture and livestock.

The Fund’s energy positions lost 2.6%, while the Index’s dropped 4.0%. The Fund benefited from more favorable timing than the Index in switching natural gas and crude oil positions. In natural gas, the Fund remained long during the quarter, capturing the strong price rally, whereas the Index was flat natural gas from mid-January to mid-February. In crude oil, the Fund went from long to flat two weeks earlier than the Index, capturing less of the downside as prices fell.

In metals, the Fund’s position fell 3.9%, while the Index’s sank 7.3%. More favorable timing in flipping the Fund’s gold position drove relative outperformance versus the Index. The Fund also benefited from the sale of additional gold calls.

Agriculture positions fell 4.0% in the Fund and 2.4% in the Index during the quarter. Sugar prices were highly volatile during the quarter, which caused excessive flipping in the Fund’s positions that dampened relative performance. Options positioning in sugar also turned out to be disadvantageous. The Fund’s corn and soybean positions further hampered relative performance.

The Fund’s livestock position was up 14.3% versus the Index’s 16.3% gain. On a weighted basis, the Fund only slightly underperformed the Index. The Fund’s options writing strategy had a negative impact on performance, offsetting the benefit of holding long positions while prices appreciated.

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

Overall commodities prices had a favorable start to 2013 with a rise in January, but fell sharply in February, and saw a modest recovery in March. As measured by the Dow Jones-UBS Commodity Index, a long-only, broadbased commodity benchmark, the commodity markets fell 1.2% during the first quarter of 2013. In contrast to 2012, when commodities prices moved in reaction to macroeconomic and geopolitical forces, during the quarter commodity prices responded to the supply and demand fundamentals of individual markets. In agriculture, prices were weak in reaction to large pending harvests. Energy commodities saw a volatile period, but ended up for the quarter. Livestock commodities were challenged by continuing supply issues, and metals experienced a weak quarter as well.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of March 31, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2014
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	-1.28%	-9.20%	-17.72%
Net Asset Value	-3.02%	-1.63%	-5.91%

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

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of March 31, 2014. The March 31, 2014 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Long	20.39%	Long	20.43%
	Heating Oil	Long	16.72%	Long	16.71%
	Natural Gas	Long	9.38%	Long	9.29%
	Unleaded Gas	Long	6.28%	Long	6.27%

			52.77%		52.70%

Agriculture	Soybean	Long	8.32%	Long	8.37%
	Corn	Long	5.64%	Short	5.68%
	Sugar	Long	2.95%	Short	2.94%
	Wheat	Long	2.52%	Long	2.54%
	Soybean Meal	Long	2.40%	Long	2.45%
	Soybean Oil	Short	1.77%	Short	1.76%
	Coffee	Long	0.91%	Long	0.90%
	Cotton	Long	1.50%	Long	1.49%

			26.01%		26.13%

Metals	Gold	Short	9.00%	Long	8.99%
	Silver	Short	3.29%	Short	3.30%
	Copper	Short	2.93%	Short	2.91%

			15.22%		15.20%

Livestock	Live Cattle	Long	3.49%	Long	3.50%
	Lean Hogs	Long	2.51%	Long	2.47%

			6.00%		5.97%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of shorting an energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the three months ended March 31, 2014.

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

The Fund attempts to minimize market risks, and the Commodity Sub-adviser attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-adviser implements procedures which include, but are not limited to:

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

Off-Balance Sheet Arrangements

As of March 31, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Commodity Sub-adviser, the Collateral Sub-adviser, the custodian, the transfer agent and the commodity broker. Management fee payments made to the Manager are calculated as a percentage of the Fund’s assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

Realized gains (losses) on closed positions and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Operations during the period in which the contract is closed or the changes occur, respectively.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2014.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2014	179	$107.7600	1,000	$19,289,040
	ICE Brent Crude Oil Futures Contract	Long	June 2014	150	107.6500	1,000	16,147,500
	NYMEX Crude Oil Futures Contract	Long	May 2014	74	101.5800	1,000	7,516,920
	NYMEX Crude Oil Futures Contract	Long	June 2014	241	100.8200	1,000	24,297,620
	NYMEX Crude Oil Futures Contract	Long	July 2014	25	99.9000	1,000	2,497,500
	Heating Oil
	ICE Gas Oil Futures Contract	Long	June 2014	375	895.5000	100	33,581,250
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2014	70	2.9298	42,000	8,613,612
	NYMEX NY Harbor ULSD Futures Contract	Long	June 2014	121	2.9242	42,000	14,860,784
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2014	240	4.3710	10,000	10,490,400
	NYMEX Natural Gas Futures Contract	Long	June 2014	482	4.4040	10,000	21,227,280
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2014	175	2.9179	42,000	21,446,565

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	May 2014	64	14.6400	5,000	4,684,800
	CBOT Soybean Futures Contract	Long	July 2014	336	14.2950	5,000	24,015,600
	Corn
	CBOT Corn Futures Contract	Long	May 2014	401	5.0200	5,000	10,065,100
	CBOT Corn Futures Contract	Long	July 2014	449	5.0675	5,000	11,376,537
	Sugar
	ICE Sugar Futures Contract	Long	July 2014	311	0.1813	112,000	6,315,042
	Wheat
	CBOT Wheat Futures Contract	Long	May 2014	37	6.9725	5,000	1,289,913
	CBOT Wheat Futures Contract	Long	July 2014	210	7.0150	5,000	7,365,750
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2014	29	479.3000	100	1,389,970
	CBOT Soybean Meal Futures Contract	Long	July 2014	149	463.6000	100	6,907,640
	Coffee
	ICE Coffee C Futures Contract	Long	May 2014	17	1.7790	37,500	1,134,113
	ICE Coffee C Futures Contract	Long	July 2014	29	1.8000	37,500	1,957,500
	Cotton
	ICE Cotton Futures Contract	Long	May 2014	76	0.9352	50,000	3,553,760
	ICE Cotton Futures Contract	Long	July 2014	34	0.9355	50,000	1,590,350

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2014	31	1.4585	40,000	1,808,540
	CME Live Cattle Futures Contract	Long	June 2014	184	1.3750	40,000	10,120,000
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	April 2014	19	1.2600	40,000	957,600
	CME Lean Hogs Futures Contract	Long	June 2014	149	1.2718	40,000	7,579,630

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Sugar
	ICE Sugar Futures Contract	Short	May 2014	(62)	$0.1777	112,000	$(1,233,949)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2014	(38)	0.4042	60,000	(921,576)
	CBOT Soybean Oil Futures Contract	Short	July 2014	(204)	0.4063	60,000	(4,973,112)

Metals	Gold
	CEC Gold Futures Contract	Short	June 2014	(239)	1,283.8000	100	(30,682,820)
	Silver
	CEC Silver Futures Contract	Short	May 2014	(108)	19.7520	5,000	(10,666,080)
	Copper
	CEC Copper Futures Contract	Short	May 2014	(79)	3.0255	25,000	(5,975,363)
	CEC Copper Futures Contract	Short	July 2014	(60)	3.0220	25,000	(4,533,000)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2014	(49)	$104.00	$(195,510)
	NYMEX Crude Oil Futures Options	April 2014	(52)	97.00	(253,240)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2014	(70)	2.91	(174,930)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2014	(106)	3,850.00	(562,860)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2014	(27)	28,400.00	(117,936)

Agriculture	Soybean
	CBOT Soybean Futures Options	April 2014	(59)	1,240.00	(661,537)
	Corn
	CBOT Corn Futures Options	April 2014	(127)	490.00	(133,350)
	Sugar
	ICE Sugar Futures Options	April 2014	(82)	17.75	(33,981)
	Wheat
	CBOT Wheat Futures Contract	April 2014	(37)	680.00	(55,269)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2014	(26)	370.00	(284,310)
	Coffee
	ICE Coffee C Futures Options	April 2014	(7)	130.00	(125,790)
	Cotton
	ICE Cotton Futures Options	April 2014	(17)	86.00	(65,110)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2014	(31)	132.00	(171,740)
	CME Live Cattle Futures Options	June 2014	(1)	126.00	(4,690)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2014	(14)	89.00	(207,200)
	CME Lean Hogs Futures Options	June 2014	(12)	100.00	(130,680)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	April 2014	(127)	$490.00	$(57,150)
	Sugar
	ICE Sugar Futures Options	April 2014	(82)	17.75	(32,144)
	Wheat
	CBOT Wheat Futures Options	April 2014	(37)	680.00	(23,356)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2014	(37)	445.00	(91,908)

Metals	Gold
	CEC Gold Futures Options	May 2014	(36)	1,320.00	(193,680)
	Silver
	CEC Silver Futures Options	April 2014	(16)	2,200.00	(184,640)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2014, the Fund held U.S. Treasury bills worth $293,168,512 with a par value of $293,250,000, and a repurchase agreement worth $6,992,986.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2013, and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”)) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

If the Commodity Sub-adviser determines the Fund should have long exposure to an individual commodity futures contract, it will invest long in the commodity futures contract and sell a call option on the same underlying commodity futures contract with the same strike price and expiration date. In up markets where commodity prices increase, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of call options sold plus the premium collected by selling the options. In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the call option premiums collected by selling the options. In down markets where commodity prices decrease, the call options sold by the Fund will expire worthless. Regardless of the price performance of the long commodity futures position, the Fund will retain the net call option premiums received by the Fund.

If the Commodity Sub-adviser determines the Fund should have short exposure to an individual commodity futures contract, it will short the commodity futures contract and sell a put option on the same underlying commodity futures contract with the same strike price and expiration date. In down markets where commodity prices decrease, the portion of the Fund on which put options have been sold will forego potential appreciation in the value of the underlying futures contracts to the extent that the price of those contracts exceeds the exercise price of put options sold plus the premium collected by selling the options. In flat or sideways markets, the portion of the Fund on which put options have been sold will generate current gains from the put option premiums collected by selling the options. In up markets where commodity prices increase, the put options sold by the Fund will expire worthless. Regardless of the price performance of the short commodity futures position, the Fund will retain the net put option premiums received by the Fund.

There can be no assurance that the Fund’s options strategy will be successful. The Fund’s risk-adjusted returns over any particular period may be positive or negative.

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-adviser to be of comparable quality.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2013, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2014.

c) On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Share repurchases during the fiscal year to date period ended March 31, 2014 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/14 to 1/31/14	—	$—	Approximately 1,775,000
2/1/14 to 2/28/14	—	$—	Approximately 1,775,000
3/1/14 to 3/31/14	—	$—	Approximately 1,775,000

A cumulative total of 1,045,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 8, 2014.

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

May 8, 2014

/s/ Stephen D. Foy
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 8, 2014