Form 10-Q
period 2014-06-30
Nuveen Long/Short Commodity Total Return Fund
filed 2014-08-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the registrant had 17,645,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at June 30, 2014 (Unaudited)	3

	Statements of Financial Condition at June 30, 2014 (Unaudited) and December 31, 2013	8

	Statements of Operations (Unaudited) for the three months ended June 30, 2014 and June 30, 2013 and for the six months ended June 30, 2014 and June 30, 2013	9

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2014 (Unaudited) and the year ended December 31, 2013	10

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and June 30, 2013	11

	Notes to Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 15,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	$14,999,835
15,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	14,999,520
40,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	39,998,240
15,000	U.S. Treasury Bills	0.000%	10/16/14	Aaa	14,998,110
17,250	U.S. Treasury Bills	0.000%	11/13/14	Aaa	17,246,757
15,000	U.S. Treasury Bills	0.000%	12/11/14	Aaa	14,996,610
15,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	14,996,625
15,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	14,995,215
15,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	14,994,075
33,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	32,984,886
32,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	31,981,824
51,500	U.S. Treasury Bills	0.000%	5/28/15	Aaa	51,456,225

$ 278,750	Total U.S. Government And Agency Obligations (cost $278,599,568)				$278,647,922

	Repurchase Agreements
$ 9,139	Repurchase Agreement with State Street Bank, dated 6/30/14, repurchase price $9,139,192, collateralized by $6,515,000 U.S. Treasury Bonds, 8.125%, due 8/15/21, value $9,325,532	0.000%	7/01/14	N/A	$9,139,192

	Total Repurchase Agreements (cost $9,139,192)				9,139,192

	Total Short-Term Investments (cost $287,738,760)				$287,787,114

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2014	191	$21,460,760	$574,790
	ICE Brent Crude Oil Futures Contract	Long	September 2014	129	14,457,030	(279,520)
	NYMEX Crude Oil Futures Contract	Long	August 2014	152	16,016,240	213,800
	NYMEX Crude Oil Futures Contract	Long	September 2014	181	18,956,130	(214,180)

	Total Crude Oil					294,890

	Heating Oil
	ICE Gas Oil Futures Contract	Long	September 2014	360	33,210,000	(670,950)
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2014	72	8,997,307	(79,928)
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2014	105	13,166,055	(239,599)

	Total Heating Oil					(990,477)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2014	106	4,728,660	(94,340)
	NYMEX Natural Gas Futures Contract	Long	September 2014	552	24,508,800	(556,150)
	NYMEX Natural Gas Futures Contract	Long	November 2014	30	1,339,200	3,306

	Total Natural Gas					(647,184)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2014	70	8,947,302	110,774
	NYMEX Gasoline RBOB Futures Contract	Long	September 2014	103	13,001,793	(143,489)

	Total Unleaded Gas					(32,715)

	Total Energy					(1,375,486)

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	459	26,558,887	(1,582,015)

	Corn
	CBOT Corn Futures Contract	Short	September 2014	(755)	(15,807,813)	1,656,446

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture	Sugar
(Continued)	ICE Sugar Futures Contract	Long	October 2014	93	$1,875,922	$(68,391)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2014	214	7,862,360	(521,370)

	Wheat
	CBOT Wheat Futures Contract	Short	September 2014	(251)	(7,247,625)	648,972

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2014	(240)	(5,637,600)	192,743

	Cotton
	ICE Cotton Futures Contract	Short	December 2014	(114)	(4,190,070)	233,690

	Coffee
	ICE Coffee C Futures Contract	Long	September 2014	43	2,823,488	(168,131)

	Total Agriculture					391,944

Metals	Gold
	CEC Gold Futures Contract	Long	August 2014	68	8,989,600	86,690
	CEC Gold Futures Contract	Long	December 2014	154	20,371,120	83,420

	Total Gold					170,110

	Silver
	CEC Silver Futures Contract	Long	September 2014	98	10,317,440	3,340

	Copper
	CEC Copper Futures Contract	Short	September 2014	(20)	(1,601,750)	(37,063)

	Total Metals					136,387

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2014	77	4,622,310	318,882
	CME Live Cattle Futures Contract	Long	October 2014	132	8,085,000	141,528

	Total Live Cattle					460,410

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2014	27	1,432,620	81,217
	CME Lean Hogs Futures Contract	Long	August 2014	55	2,922,150	60,646
	CME Lean Hogs Futures Contract	Long	October 2014	93	4,237,080	156,934

	Total Lean Hogs					298,797

	Total Livestock					759,207

	Total Futures Contracts outstanding				$244,402,396	$(87,948)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2014	(49)	$105.00	$(362,110)
	NYMEX Crude Oil Futures Options	July 2014	(50)	97.50	(395,500)

	Total Crude Oil				(757,610)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2014	(68)	2.94	(176,501)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2014	(106)	4,050.00	(451,560)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2014	(26)	28,200.00	(245,809)

	Total Energy				(1,631,480)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(69)	1,100.00	(302,306)

	Sugar
	ICE Sugar Futures Options	September 2014	(71)	18.25	(46,122)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(143,040)

	Coffee
	ICE Coffee C Futures Contract	August 2014	(6)	147.50	(63,450)

	Total Agriculture				(554,918)

Metals	Gold
	CEC Gold Futures Options	July 2014	(33)	1,300.00	(103,620)

	Silver
	CEC Silver Futures Options	August 2014	(15)	2,075.00	(60,900)

	Total Metals				(164,520)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2014	(31)	127.00	(286,130)

	Lean Hogs
	CME Lean Hogs Futures Options	July 2014	(27)	104.00	(309,690)

	Total Livestock				(595,820)

	Total Call Options Written outstanding (premiums received $3,176,256)		(583)		$(2,946,738)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2014	(114)	$470.00	$(314,212)

	Sugar
	ICE Sugar Futures Options	September 2014	(71)	18.25	(65,206)

	Wheat
	CBOT Wheat Futures Options	August 2014	(38)	670.00	(178,363)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(36)	415.00	(69,012)

	Cotton
	ICE Cotton Futures Options	November 2014	(17)	79.00	(59,075)

	Total Agriculture				(685,868)

Metals	Gold
	CEC Gold Futures Options	July 2014	(33)	1,300.00	(31,020)

	Total Metals				(31,020)

	Total Put Options Written outstanding
	(premiums received $679,438)		(309)		$(716,888)

	Total Options Written outstanding
	(premiums received $3,855,694)		(892)		$(3,663,626)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 3,564 and (1,380), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $278,887,254 and $(34,484,858), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $287,738,760 and $307,721,002, respectively)	$287,787,114	$307,762,075
Deposits with brokers	55,522,482	58,067,010
Unrealized appreciation on futures contracts	4,567,178	7,162,590
Other assets	7,560	—

Total assets	$347,884,334	$372,991,675

LIABILITIES
Options written, at value (premiums received $3,855,694 and $4,635,134, respectively)	$3,663,626	$5,032,482
Unrealized depreciation on futures contracts	4,655,126	2,268,126
Payable for:
Distributions	2,389,613	—
Shares redeemed	—	425,400
Accrued expenses:
Management fees	350,500	391,421
Independent Committee fees	27,760	28,564
Other	508,606	464,935

Total liabilities	11,595,231	8,610,928

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 17,700,840 shares issued and outstanding at June 30, 2014 and 17,755,840 shares issued and outstanding at December 31, 2013	429,504,348	430,403,037
Accumulated undistributed earnings (deficit)	(93,215,245)	(66,022,290)

Total shareholders’ capital (Net assets)	336,289,103	364,380,747

Total liabilities and shareholders’ capital	$347,884,334	$372,991,675

Net assets	$336,289,103	$364,380,747
Shares outstanding	17,700,840	17,755,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$19.00	$20.52

Market value per share outstanding	$16.16	$17.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months ended June 30, 2014 and June 30, 2013

For the Six Months ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest	$73,502	$120,496	$151,201	$253,927

Total Investment Income	73,502	120,496	151,201	253,927

Expenses:
Management fees	1,066,481	1,237,454	2,161,018	2,525,995
Brokerage commissions	112,300	111,354	283,142	322,532
Custodian fees and expenses	39,728	40,978	69,175	74,492
Independent Committee fees and expenses	26,955	28,853	55,407	58,410
Professional fees	124,146	125,752	238,359	239,304
Shareholder reporting expenses	41,147	46,888	72,958	84,607
Licensing fees	85,367	108,553	172,763	212,299
Other expenses	8,260	6,907	13,072	12,991

Total expenses	1,504,384	1,706,739	3,065,894	3,530,630

Net investment income (loss)	(1,430,882)	(1,586,243)	(2,914,693)	(3,276,703)

Net realized gain (loss) from:
Short-term investments	—	1,393	29	4,756
Futures contracts	(3,251,831)	(18,605,476)	(20,013,126)	(39,790,570)
Options written	8,149,572	8,821,348	15,910,429	15,875,521
Change in net unrealized appreciation (depreciation) of:
Short-term investments	14,915	(10,133)	7,281	(21,308)
Futures contracts	(4,608,409)	10,856,128	(4,982,412)	16,622,430
Options written	716,654	(600,449)	589,416	(2,227,739)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	1,020,901	462,811	(8,488,383)	(9,536,910)

Net income (loss)	$(409,981)	$(1,123,432)	$(11,403,076)	$(12,813,613)

Net income (loss) per weighted-average share	$(.02)	$(.06)	$(.64)	$(.68)
Weighted-average shares outstanding	17,734,881	18,793,060	17,745,360	18,796,928

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months ended June 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$364,380,747	$427,111,563
Repurchase of shares	(898,689)	(17,527,018)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,914,693)	(6,388,304)
Net realized gain (loss) from:
Short-term investments	29	9,391
Futures contracts	(20,013,126)	(41,169,967)
Options written	15,910,429	30,502,794
Change in net unrealized appreciation (depreciation) of:
Short-term investments	7,281	(29,754)
Futures contracts	(4,982,412)	8,150,119
Options written	589,416	(1,679,643)

Net income (loss)	(11,403,076)	(10,605,364)

Distributions to shareholders	(15,789,879)	(34,598,434)

Shareholders’ capital—end of period	$336,289,103	$364,380,747

Shares—beginning of period	17,755,840	18,800,840
Repurchase of shares	(55,000)	(1,045,000)

Shares—end of period	17,700,840	17,755,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(11,403,076)	$(12,813,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(218,561,061)	(166,574,713)
Proceeds from sales and maturities of U.S. government and agency obligations	246,249,996	243,490,927
Proceeds from (purchases of) repurchase agreements, net	(7,555,461)	(37,098,680)
Premiums received for options written	16,396,646	19,412,324
Cash paid for options written	(1,265,657)	(2,348,891)
Amortization (Accretion)	(151,203)	(253,808)
(Increase) Decrease in:
Deposits with brokers	2,544,528	2,070,621
Other assets	(7,560)	—
Increase (Decrease) in:
Accrued management fees	(40,921)	(55,000)
Accrued Independent Committee fees	(804)	2,487
Accrued other expenses	43,671	97,103
Net realized (gain) loss from:
Short-term investments	(29)	(4,756)
Options written	(15,910,429)	(15,875,521)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(7,281)	21,308
Futures contracts	4,982,412	(16,622,430)
Options written	(589,416)	2,227,739

Net cash provided by (used in) operating activities	14,724,355	15,675,097

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	—	(928,991)
Cash paid for shares repurchased	(1,324,089)	(178,400)
Cash distributions paid to shareholders	(13,400,266)	(14,567,706)

Net cash provided by (used in) financing activities	(14,724,355)	(15,675,097)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Agreement and Plan of Merger

On April 14, 2014, TIAA-CREF, a national financial services organization, announced that it had entered into an agreement (the “Purchase Agreement”) to acquire Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction is expected to be completed by the end of the year, subject to customary closing conditions, including obtaining necessary consents sufficient to satisfy the terms of the Purchase Agreement and obtaining customary regulatory approvals. There can be no assurance that the transaction described above will be consummated as contemplated or that necessary conditions will be satisfied.

The transaction is not expected to result in any change in the management of the Fund or in the Fund’s investment objectives or policies.

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long, short, or flat, depending upon market conditions. The Fund’s Commodity Sub-adviser uses a rules based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings, and whether the futures positions in each commodity are held long, short or flat. The Fund’s

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

1. Organization (Continued)

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

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The average number of long and short futures contracts outstanding during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Average number of long and short futures contracts outstanding*	5,447	5,621

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, were as follows:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,029	$4,635,134	1,024	$4,747,719
Options written	4,210	16,396,646	7,116	34,938,175
Options terminated in closing purchase transactions	(306)	(1,221,145)	(1,027)	(5,262,491)
Options expired	(858)	(1,862,146)	(1,525)	(6,022,932)
Options exercised	(3,183)	(14,092,795)	(4,559)	(23,765,337)

Outstanding, end of the period	892	$3,855,694	1,029	$4,635,134

The average number of options written outstanding during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Average number of options written outstanding*	991	938

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of June 30, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

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

The following table presents the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$9,139,192	$(9,139,192)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,583,731	$(1,583,731)	$—

*	As of June 30, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$278,647,922	$—	$278,647,922
Repurchase Agreements	—	9,139,192	—	9,139,192
Investments in Derivatives:
Futures Contracts*	(87,948)	—	—	(87,948)
Options Written	(3,663,626)	—	—	(3,663,626)

Total	$(3,751,574)	$287,787,114	$—	$284,035,540

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$306,178,344	$—	$306,178,344
Repurchase Agreements	—	1,583,731	—	1,583,731
Investments in Derivatives:
Futures Contracts	4,894,464	—	—	4,894,464
Options Written	(5,032,482)	—	—	(5,032,482)

Total	$(138,018)	$307,762,075	$—	$307,624,057

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

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

June 30, 2014

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

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

June 30, 2014

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$4,567,178	Unrealized depreciation on futures contracts	$4,655,126
Commodity	Call Options	—	—	Options written, at value	2,946,738
Commodity	Put Options	—	—	Options written, at value	716,888
Total			$4,567,178		$8,318,752

		December 31, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$7,162,590	Unrealized depreciation on futures contracts	$2,268,126
Commodity	Call Options	—	—	Options written, at value	1,716,835
Commodity	Put Options	—	—	Options written, at value	3,315,647
Total			$7,162,590		$7,300,608

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2014 and June 30, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net realized gain (loss) from:
Futures contracts	$(20,013,126)	$(39,790,570)
Options written (call options)	11,350,681	9,707,164
Options written (put options)	4,559,748	6,168,357
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(4,982,412)	$16,622,430
Options written (call options)	152,334	(1,003,670)
Options written (put options)	437,082	(1,224,069)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

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

Transactions in share repurchases during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 were as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Shares repurchased	55,000	1,045,000

Weighted average price per share repurchased	$16.32	$16.75

Weighted average discount per share repurchased	15.85%	18.32%

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months and six months ended June 30, 2014 and June 30, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

6. Financial Highlights (Continued)

calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$19.44	$21.63	$20.52	$22.72
Net investment income (loss)	(.08)	(.08)	(.16)	(.17)
Net realized and unrealized gain (loss)	.06	.03	(.48)	(.51)
Distributions	(.43)	(.47)	(.89)	(.93)
Discount from shares repurchased	.01	— *	.01	— *

Net asset value per share—end of period	$19.00	$21.11	$19.00	$21.11

Market Value:
Market value per share—beginning of period	$16.54	$20.23	$17.22	$21.22

Market value per share—end of period	$16.16	$19.87	$16.16	$19.87

Ratios to Average Net Assets(a):
Net investment income (loss)	(1.68)%	(1.60)%	(1.69)%	(1.62)%

Expenses	1.76%	1.72%	1.77%	1.75%

Total Returns:(b)
Based on Net Asset Value	(.07)%	(.23)%	(3.09)%	(2.99)%

Based on Market Value	.27%	.57%	(1.00)%	(2.03)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

*	Amount rounds to less than $.01 per share.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

7. New Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. ASU 2013-08 is effective for fiscal years beginning on or after December 15, 2013. The Fund has adopted ASU 2013-08 for its fiscal year end December 31, 2014 as it follows the investment company reporting requirements under U.S. GAAP and therefore follows the accounting and reporting guidance under Topic 946. The adoption of ASU 2013-08 did not have an impact on the Fund’s financial statements or footnote disclosures.

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

Results of Operations

The Quarter Ended June 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.16 on the close of business on June 30, 2014. This represents a decrease of 2.30% in share price (not including an assumed reinvestment of distributions) from the $16.54 price at which the shares of the Fund traded on the close of business on March 31, 2014. The high and low intra-day share prices for the quarter were $16.72 (April 25, 2014) and $15.95 (June 13, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.425 per share to shareholders, of which $0.135 was paid on July 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.27%. At June 30, 2014, shares of the Fund traded at a 14.95% discount to the Fund’s net asset value of $19.00 per share. During the quarter the Fund repurchased 55,000 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

The Quarter Ended June 30, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $19.87 on the close of business on June 28, 2013 (the last trading day of the quarter). This represents a decrease of 1.78% in share price (not including an assumed reinvestment of distributions) from the $20.23 price at which the shares of the Fund traded on the close of business on March 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $20.81 (April 3, 2013) and $17.75 (June 25, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on July 1, 2013. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.57%. At June 28, 2013 (the last trading day of the quarter), shares of the Fund traded at a 5.87% discount to the Fund’s net asset value of $21.11 per share. During the quarter the Fund repurchased 9,450 shares.

The Quarter Ended June 30, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $345.1 million at March 31, 2014, to $336.3 million at June 30, 2014, a decrease of $8.8 million. The decrease in the Fund’s net assets was due to a net loss of $0.4 million, $7.5 million of distributions to shareholders, and $0.9 million of share repurchases.

The Fund generated a net loss of $0.4 million for the quarter ended June 30, 2014, resulting from interest income of $0.1 million and net realized gains of $4.9 million, offset by total expenses of $1.5 million and net unrealized depreciation of $3.9 million.

During the quarter ended June 30, 2014, the Fund’s collateral investments generated interest income of $73,502, which represents 0.02% of average net assets for the quarter ended June 30, 2014.

The net asset value per share on June 30, 2014, was $19.00. This represents a decrease of 2.26% in net asset value (not including an assumed reinvestment of distributions) from the $19.44 net asset value as of March 31, 2014. The Fund declared distributions totaling $0.425 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -0.07% for the quarter ended June 30, 2014.

The Quarter Ended June 30, 2014 – Overall Commodity Market Commentary

In the quarter ended June 30, 2014, the commodity markets contended with rising geopolitical risks as violence increased with attacks by the militant groups ISIS (Islamic State of Iraq and Syria) in Iraq and Boko Haram in Nigeria, moderating global weather conditions, and well-received efforts by the Chinese government to stimulate its economy through fiscal policy and market reforms.

The broad commodity market traded flat in the quarter ended June 30, 2014, returning 0.1%, as measured by the Dow Jones UBS Commodity Index (“DJ-UBSCI”) (effective July 1, 2014, the name of the index changed to the Bloomberg Commodity Index). The Index (the Morningstar® Long/Short Commodity IndexSM and the Fund’s benchmark), was up 1.4% for the quarter, led by livestock and energy. Metals and agriculture were the weakest-performing groups in the Index, posting losses for the quarter.

Livestock advanced 8.9% in the Index, and is the smallest group, comprising 6.4% of the Index at the end of the quarter. Supply concerns for live cattle led to strong price appreciation in the broad market during the quarter. The bad winter weather hampered breeding, weight gain, and slaughter rates. Lean hogs prices, in contrast, were volatile. A highly contagious pig virus continued to spread in the U.S., Canada, and Asia, fueling supply worries.

The Index’s energy group rose 3.8% during the quarter. Energy commodities represented 53.9% of the Index at the end of the quarter, and were its most significant commodity group by weight. In the broader market, all energy commodities gained during the quarter, led by gains in unleaded gas. Increasing violence in the Middle East and Africa raised the risk of future supply disruptions, boosting crude oil prices.

The metals group posted the weakest performance, falling 3.5% in the Index during the quarter. The Index includes three metals: gold, silver and copper, which made up a combined 14.5% of the overall Index at the end of the quarter. In the broader market, gold and silver prices ended the quarter higher following a rally late in June prompted by inflation worries, while copper rebounded from its weakness in the first quarter on China’s efforts to strengthen its economy.

The Index’s agriculture group lost 2.3% during the quarter. All of the agriculture commodities in the group ended the quarter down in the broad market. Reports of accelerated plantings, abundant supply, and favorable weather weighed on prices for corn, wheat, and soybeans, as did concerns about weakening Chinese demand for a corn ethanol by-product and soybeans. Agricultural commodities made up 25.2% of the Index at the end of the quarter.

The Quarter Ended June 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 0.2% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the DJ-UBSCI, which returned 0.1%, but underperformed the Index, which returned 1.4%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -0.07%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the quarter, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the quarter, the Fund had lower volatility than the Index, as measured by standard deviation of NAV return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the quarter, the Fund was able to sell calls on silver, and both puts and calls on sugar, corn, wheat, cotton, and gold, which contributed positively to Fund performance.

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

In terms of commodity groups, during the quarter the Fund experienced absolute gains in agriculture and absolute losses in energy, metals, and livestock. Relative to the Index, the Portfolio outperformed in agriculture, but underperformed in energy, metals, and livestock.

The Fund’s agriculture position fell 1.9% during the quarter, compared to a 2.3% drop in the Index’s. Corn contributed positively, as the Fund gained from favorable long/short positioning versus the Index during the May-June price decline. In addition, the Fund benefited from collecting additional premiums from selling both put and call options on corn, wheat, and sugar. However, sugar prices were volatile during the quarter, which led to flipping activity that detracted from relative performance.

The Fund’s energy position, up 2.7% for the quarter, underperformed the Index’s, up 3.8%, primarily because of the choppy markets in heating/gas oil, which created excess flipping activity throughout the quarter. The Fund’s WTI/Brent exposure also contributed towards underperformance due to options overlay.

In the metals group, the Fund’s 5.7% decline for the quarter underperformed the Index’s 3.5% loss. The Fund’s gold position suffered due to disadvantageous positioning throughout the quarter relative to the Index. Silver and copper positions, however, added slightly to relative performance.

The Fund’s lean hogs position drove the Fund’s underperformance in livestock during the quarter, where the Fund lagged the Index on an absolute basis by 4.7% and underperformed by 0.3% on a weighted basis. The Fund has been long lean hogs since the second quarter of 2013. A choppy trading environment, which resulted in mixed prices during the quarter, detracted from the Fund’s relative returns.

The Quarter Ended June 30, 2013 – Net Assets of the Fund and Commodity Market and Portfolio Commentary

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

Commodity markets continued to struggle in the second quarter of 2013 and were heavily influenced by supply and demand fundamentals of individual markets. The broad commodity market fell consecutively in April, May, and June as most commodities posted declines, as measured by the DJ-UBSCI, which fell 9.5% for the second quarter of 2013; the Manager believes the DJ-UBSCI is representative of the overall commodities market. This was a more favorable environment for strategies with the ability to short commodities. The Index (the Morningstar® Long/Short Commodity IndexSM and the Fund’s benchmark) experienced a slightly positive result of 0.03% for the quarter, with three of its four commodities groups, agriculture, energy and livestock, experiencing losses for the quarter, while metals posted a strong gain just offsetting those losses.

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

Livestock, the smallest group in the Index at the end of the period at 4.6%, gained in long-only terms per the DJUBSCI by approximately 2.2%. Seasonal strength in U.S. demand for summer grilling, as well as April and May reports of a virus affecting piglets that could impair breeding of the U.S. herd later in 2013, provided strength in lean hogs. The Index experienced a small loss of approximately 0.9% in this environment.

In this mostly negative market environment for commodity prices, the Fund’s long/short commodity and options portfolio benefited from the flexibility to hold both long and short positions along with the retention of option premium. The Fund’s commodity portfolio outperformed its benchmark Index and posted a positive 0.07% gain during the second quarter of 2013 (before considering the expenses of the Fund or the performance of the collateral portfolio) with moderately less volatility, well outpacing the broad market as measured by the DJUBSCI, which lost 9.5% for the quarter. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was a loss of 0.23%. Relative to the Index, the primary driver of the Fund’s commodity portfolio outperformance came from agriculture positions, followed by relative outperformance in livestock. Underperformance in metals and energy did not outweigh the benefits in agriculture. As many commodities began to display price momentum, either positive or negative, the negative effects of “whipsaw” abated which contributed to the positive relative performance. See more on whipsaw later in this discussion.

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

The Six Months Ended June 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.16 on the close of business on June 30, 2014. This represents a decrease of 6.16% in share price (not including an assumed reinvestment of distributions) from the $17.22 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the six month period were $17.60 (January 22, 2014) and $15.95 (June 13, 2014), respectively. During the six month period, the Fund declared distributions totaling $0.890 per share to shareholders, of which $0.135 was paid on July 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was -1.00%. At June 30, 2014, shares of the Fund traded at a 14.95% discount to the Fund’s net assets value of $19.00 per share. During the six month period the Fund repurchased 55,000 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

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

The Six Months Ended June 30, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $364.4 million at December 31, 2013, to $336.3 million at June 30, 2014, a decrease of $28.1 million. The decrease in the Fund’s net assets was due to a net loss of $11.4 million, $15.8 million of distributions to shareholders, and $0.9 million in share repurchases.

The Fund generated a net loss of $11.4 million for the six month period ended June 30, 2014, resulting from interest income of $0.2 million, offset by total expenses of $3.1 million, net realized losses of $4.1 million, and net unrealized depreciation of $4.4 million.

During the six month period ended June 30, 2014, the Fund’s collateral investments generated interest income of $151,201, which represents 0.04% of average net assets for the six month period ended June 30, 2014.

The net asset value per share on June 30, 2014, was $19.00. This represents a decrease of 7.41% in net asset value (not including an assumed reinvestment of distributions) from the $20.52 net asset value as of December 31, 2013. The Fund declared distributions totaling $0.890 per share to shareholders during the six month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -3.09% for the six month period ended June 30, 2014.

The Six Months Ended June 30, 2014 – Overall Commodity Market Commentary

A strong rally in the first quarter of 2014 was followed by a flat performance in the second quarter, resulting in a 7.1% gain in the broad commodity market for the six months ended June 30, 2014, as measured by the DJ-UBSCI. The Index (the Morningstar® Long/Short Commodity IndexSM and the Fund’s benchmark), declined 2.1%, with a gain in livestock offset by losses in metals, agriculture, and energy.

The livestock group, up 26.7%, benefited from rallies in both live cattle and lean hogs contracts during the six month period. Supply concerns for both livestock propelled prices, as the harsh winter hurt cattle herd sizes and an epidemic swine virus first appearing in the U.S. in April 2013 continued to spread. The metals group was the weakest-performing group, down 10.5% during the period. The Index held short positions during some of the gold and silver price rallies during the period, which dampened performance. In the agriculture group, losses in corn, wheat, and coffee drove an overall decline of 4.0% for the group. Extreme weather conditions in the first quarter (including heat and drought in Brazil, and cold and drought in the U.S.) contributed to price volatility and sharp rallies for agricultural commodities in the first quarter of the year. As weather conditions moderated in the second quarter, prices began to ease. Energy commodities sustained a slight decline of 0.4% for the six month period, with positive results from crude oil and unleaded gasoline offset by negative performance in natural gas and heating oil.

The Six Months Ended June 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned -2.5% for the six-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund underperformed both the DJ-UBSCI, which returned 7.1%, and the Index, which returned -2.10%. The Fund’s total return on net asset value for the period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -3.09%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the six month period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had lower volatility than the Index, as measured by standard deviation of NAV return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund was able to sell calls on coffee, corn, wheat, gold, and silver, and both puts and calls on sugar, corn, wheat, cotton, and gold, which contributed positively to Fund performance.

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

In terms of commodity groups, for the six month period the Fund outperformed in precious metals and energy, and underperformed in agriculture and livestock on both an absolute and weighted basis.

The metals group was the largest contributor to relative outperformance, declining 9.3% in the Fund for the six month period and declined 10.5% in the Index. The Fund’s gold position was a key contributor, which benefited from more advantageous long/short positioning than the Index’s position during periods of price volatility in the first quarter.

In the energy group, both the Fund and Index had relatively flat performance for the six month period. The Fund was up 0.1%, while the Index was down 0.4%. The Fund’s relative outperformance came mostly from its natural gas position, which gained from switching to a long position earlier than the Index did during a first quarter rally.

The Fund’s livestock position, up 19.1% for the six month period, lagged the Index’s greater appreciation, up 26.7%. The Fund’s underperformance was especially pronounced in the second quarter, as its lean hogs position suffered from a choppy trading environment.

Agriculture commodities lost 5.2% in the Fund and lost 4.0% in the Index for the six month period, mainly due to underperformance in the Fund’s sugar position. Sugar prices were highly volatile and trending sideways throughout the six-month period, which caused flipping activity – switching from long to short or vice versa, as signal prices were crossed multiple times, resulting in underperformance by the Fund due to whipsaw.

The Six Months Ended June 30, 2013 – Net Assets of the Fund and Commodity Market and Portfolio Commentary

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

Fund Total Returns

The following table presents selected total returns for the Fund as of June 30, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2014
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	0.27%	-1.00%	-9.48%	-15.17%
Net Asset Value	-0.07%	-3.09%	-1.47%	-5.10%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. On May 1, 2014 the Manager announced that the Fund’s distribution rate would be reduced from $0.155 per share to $0.135 per share, effective with the distribution payable on June 2, 2014.

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of June 30, 2014. The June 30, 2014 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Long	21.27%	Long	21.38%
	Heating Oil	Long	16.63%	Long	16.68%
	Natural Gas	Long	9.10%	Long	9.22%
	Unleaded Gas	Long	6.60%	Long	6.65%

			53.60%		53.93%

Agriculture	Soybean	Long	8.19%	Long	8.01%
	Corn	Short	5.55%	Short	5.44%
	Sugar	Long	3.08%	Short	3.03%
	Soybean Meal	Long	2.44%	Long	2.37%
	Wheat	Short	2.32%	Short	2.30%
	Soybean Oil	Short	1.79%	Short	1.78%
	Cotton	Short	1.39%	Short	1.39%
	Coffee	Long	0.84%	Long	0.86%

			25.60%		25.18%

Metals	Gold	Long	8.71%	Short	8.74%
	Silver	Long	3.08%	Short	3.04%
	Copper	Short	2.65%	Short	2.69%

			14.44%		14.47%

Livestock	Live Cattle	Long	3.82%	Long	3.82%
	Lean Hogs	Long	2.54%	Long	2.60%

			6.36%		6.42%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of shorting energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the six months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2014.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2014	191	$112.3600	1,000	$21,460,760
	ICE Brent Crude Oil Futures Contract	Long	September 2014	129	112.0700	1,000	14,457,030
	NYMEX Crude Oil Futures Contract	Long	August 2014	152	105.3700	1,000	16,016,240
	NYMEX Crude Oil Futures Contract	Long	September 2014	181	104.7300	1,000	18,956,130
	Heating Oil
	ICE Gas Oil Futures Contract	Long	September 2014	360	922.5000	100	33,210,000
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2014	72	2.9753	42,000	8,997,307
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2014	105	2.9855	42,000	13,166,055
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2014	106	4.4610	10,000	4,728,660
	NYMEX Natural Gas Futures Contract	Long	September 2014	552	4.4400	10,000	24,508,800
	NYMEX Natural Gas Futures Contract	Long	November 2014	30	4.4640	10,000	1,339,200
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2014	70	3.0433	42,000	8,947,302
	NYMEX Gasoline RBOB Futures Contract	Long	September 2014	103	3.0055	42,000	13,001,793

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	459	11.5725	5,000	26,558,887
	Sugar
	ICE Sugar Futures Contract	Long	October 2014	93	0.1801	112,000	1,875,922
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2014	214	367.4000	100	7,862,360
	Coffee
	ICE Coffee C Futures Contract	Long	September 2014	43	1.7510	37,500	2,823,488

Metals	Gold
	CEC Gold Futures Contract	Long	August 2014	68	1,322.0000	100	8,989,600
	CEC Gold Futures Contract	Long	December 2014	154	1,322.8000	100	20,371,120
	Silver
	CEC Silver Futures Contract	Long	September 2014	98	21.0560	5,000	10,317,440

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2014	132	1.5313	40,000	8,085,000
	CME Live Cattle Futures Contract	Long	August 2014	77	1.5008	40,000	4,622,310
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2014	27	1.3265	40,000	1,432,620
	CME Lean Hogs Futures Contract	Long	August 2014	55	1.3283	40,000	2,922,150
	CME Lean Hogs Futures Contract	Long	October 2014	93	1.1390	40,000	4,237,080

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	September 2014	(755)	$4.1875	5,000	$(15,807,813)
	Wheat
	CBOT Wheat Futures Contract	Short	September 2014	(251)	5.7750	5,000	(7,247,625)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2014	(240)	0.3915	60,000	(5,637,600)
	Cotton
	ICE Cotton Futures Contract	Short	December 2014	(114)	0.7351	50,000	(4,190,070)

Metals	Copper
	CEC Copper Futures Contract	Short	September 2014	(20)	3.2035	25,000	(1,601,750)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2014	(49)	$105.00	$(362,110)
	NYMEX Crude Oil Futures Options	July 2014	(50)	97.50	(395,500)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2014	(68)	2.94	(176,501)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2014	(106)	4,050.00	(451,560)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2014	(26)	28,200.00	(245,809)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(69)	1,100.00	(302,306)
	Sugar
	ICE Sugar Futures Options	September 2014	(71)	18.25	(46,122)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(143,040)
	Coffee
	ICE Coffee C Futures Contract	August 2014	(6)	147.50	(63,450)

Metals	Gold
	CEC Gold Futures Contract	July 2014	(33)	1,300.00	(103,620)
	Silver
	CEC Silver Futures Contract	August 2014	(15)	2,075.00	(60,900)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2014	(31)	127.00	(286,130)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2014	(27)	104.00	(309,690)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2014	(114)	$470.00	$(314,212)
	Sugar
	ICE Sugar Futures Options	September 2014	(71)	18.25	(65,206)
	Wheat
	CBOT Wheat Futures Options	August 2014	(38)	670.00	(178,363)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(36)	415.00	(69,012)
	Cotton
	ICE Cotton Futures Contract	November 2014	(17)	79.00	(59,075)

Metals	Gold
	CEC Gold Futures Options	July 2014	(33)	1,300.00	(31,020)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2014, the Fund held U.S. Treasury bills worth $278,647,922 with a par value of $278,750,000, and a repurchase agreement worth $9,139,192.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2014.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). Share repurchases during the fiscal year to date period ended June 30, 2014 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/14 to 1/31/14	—	$—	Approximately 1,775,000
2/1/14 to 2/28/14	—	$—	Approximately 1,775,000
3/1/14 to 3/31/14	—	$—	Approximately 1,775,000
4/1/14 to 4/30/14	18,600	$16.40	Approximately 1,756,400
5/1/14 to 5/31/14	—	$—	Approximately 1,756,400
6/1/14 to 6/30/14	36,400	$16.28	Approximately 1,720,000

A cumulative total of 1,100,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2014.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 7, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2014