Form 10-Q
period 2014-09-30
Nuveen Long/Short Commodity Total Return Fund
filed 2014-11-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, the registrant had 16,740,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at September 30, 2014 (Unaudited)	3

	Statements of Financial Condition at September 30, 2014 (Unaudited) and December 31, 2013	8

	Statements of Operations (Unaudited) for the three months ended September 30, 2014 and September 30, 2013 and for the nine months ended September 30, 2014 and September 30, 2013	9

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2014 (Unaudited) and the year ended December 31, 2013	10

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and September 30, 2013	11

	Notes to Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 15,000	U.S. Treasury Bills	0.000%	10/16/14	Aaa	$14,999,940
17,250	U.S. Treasury Bills	0.000%	11/13/14	Aaa	17,249,689
15,000	U.S. Treasury Bills	0.000%	12/11/14	Aaa	14,999,550
15,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	14,999,280
15,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	14,998,815
15,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	14,998,065
33,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	32,992,872
32,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	31,992,960
51,500	U.S. Treasury Bills	0.000%	5/28/15	Aaa	51,487,177
5,000	U.S. Treasury Bills	0.000%	6/25/15	Aaa	4,998,240
14,500	U.S. Treasury Bills	0.000%	7/23/15	Aaa	14,493,461
35,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	34,966,715

$ 263,250	Total U.S. Government and Agency Obligations (cost $263,107,149)				$263,176,764

	Repurchase Agreements
$ 3,662	Repurchase Agreement with State Street Bank, dated 9/30/14, repurchase price $3,662,059, collateralized by $2,680,000 U.S. Treasury Bonds, 8.125%, due 8/15/21, value $3,736,507	0.000%	10/01/14	N/A	$3,662,059

	Total Repurchase Agreements (cost $3,662,059)				3,662,059

	Total Short-Term Investments (cost $266,769,208)				$266,838,823

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2014	(574)	$(26,210,275)	$4,449,577

	Corn
	CBOT Corn Futures Contract	Short	December 2014	(1,321)	(21,185,538)	3,000,249

	Sugar
	ICE Sugar Futures Contract	Short	March 2015	(691)	(12,730,984)	427,949

	Wheat
	CBOT Wheat Futures Contract	Short	December 2014	(387)	(9,244,463)	1,178,950

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2014	(211)	(6,306,790)	592,587

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2014	(351)	(6,817,122)	1,303,089

	Cotton
	ICE Cotton Futures Contract	Short	December 2014	(157)	(4,817,545)	1,048,249

	Coffee
	ICE Coffee C Futures Contract	Long	December 2014	42	3,045,263	193,181

	Total Agriculture					12,193,831

Metals	Gold
	CEC Gold Futures Contract	Short	December 2014	(219)	(26,534,040)	1,398,041

	Silver
	CEC Silver Futures Contract	Short	December 2014	(114)	(9,722,490)	1,207,460

	Copper
	CEC Copper Futures Contract	Short	December 2014	(112)	(8,421,000)	426,636

	Total Metals					3,032,137

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2014	24	1,540,320	27,520
	CME Live Cattle Futures Contract	Long	December 2014	175	11,443,250	847,219
	CME Live Cattle Futures Contract	Long	February 2015	4	262,360	5,760

	Total Live Cattle					880,499

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	October 2014	31	1,338,890	159,804
	CME Lean Hogs Futures Contract	Long	December 2014	163	6,163,030	58,418

	Total Lean Hogs					218,222

	Total Livestock					1,098,721

	Total Futures Contracts outstanding				$(108,197,134)	$16,324,689

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	October 2014	(47)	$95.00	$(13,630)

	Total Energy				(13,630)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(84)	1,110.00	(525)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(6,720)

	Coffee
	ICE Coffee C Futures Options	November 2014	(6)	160.00	(77,782)

	Total Agriculture				(85,027)

Metals	Gold
	CEC Gold Futures Options	November 2014	(33)	1,300.00	(13,200)

	Total Metals				(13,200)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2014	(24)	134.00	(253,920)
	CME Live Cattle Futures Options	December 2014	(7)	143.00	(57,960)

	Total Live Cattle				(311,880)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(29)	94.00	(162,690)

	Total Livestock				(474,570)

	Total Call Options Written outstanding (premiums received $1,105,545)		(262)		$(586,427)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(84)	$1,110.00	$(826,875)

	Corn
	CBOT Corn Futures Options	November 2014	(194)	460.00	(1,351,938)

	Sugar
	ICE Sugar Futures Options	February 2015	(102)	19.75	(395,270)

	Wheat
	CBOT Wheat Futures Options	November 2014	(57)	670.00	(548,269)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(106,240)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(52)	415.00	(285,480)

	Cotton
	ICE Cotton Futures Options	November 2014	(23)	79.00	(203,320)

	Total Agriculture				(3,717,392)

Metals	Gold
	CEC Gold Futures Options	November 2014	(33)	1,300.00	(304,920)

	Silver
	CEC Silver Futures Options	November 2014	(17)	2,050.00	(297,075)

	Total Metals				(601,995)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(29)	94.00	(580)

	Total Livestock				(580)

	Total Put Options Written outstanding (premiums received $2,592,330)		(623)		$(4,319,967)

	Total Options Written outstanding (premiums received $3,697,875)		(885)		$(4,906,394)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 439 and (4,137), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $23,793,113 and $(131,990,247), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $266,769,208 and $307,721,002, respectively)	$266,838,823	$307,762,075
Deposits with brokers	45,734,732	58,067,010
Unrealized appreciation on futures contracts	16,324,689	7,162,590
Other assets	3,779	—

Total assets	$328,902,023	$372,991,675

LIABILITIES
Options written, at value (premiums received $3,697,875 and $4,635,134, respectively)	4,906,394	5,032,482
Unrealized depreciation on futures contracts	—	2,268,126
Payable for:
Distributions	2,317,253	—
Shares redeemed	656,593	425,400
Accrued expenses:
Management fees	328,681	391,421
Independent Committee fees	27,599	28,564
Other	461,679	464,935

Total liabilities	8,698,199	8,610,928

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 17,120,840 shares issued and outstanding at September 30, 2014 and 17,755,840 shares issued and outstanding at December 31, 2013	420,742,951	430,403,037
Accumulated undistributed earnings (deficit)	(100,539,127)	(66,022,290)

Total shareholders’ capital (Net assets)	320,203,824	364,380,747

Total liabilities and shareholders’ capital	$328,902,023	$372,991,675

Net assets	$320,203,824	$364,380,747
Shares outstanding	17,120,840	17,755,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.70	$20.52

Market value per share outstanding	$14.76	$17.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months ended September 30, 2014 and September 30, 2013 and

For the Nine Months ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest	$64,461	$105,432	$215,662	$359,359

Total Investment Income	64,461	105,432	215,662	359,359

Expenses:
Management fees	1,021,872	1,241,107	3,182,890	3,767,102
Brokerage commissions	72,857	76,848	355,999	399,380
Custodian fees and expenses	38,800	50,618	107,975	125,110
Independent Committee fees and expenses	31,291	28,982	86,698	87,392
Professional fees	117,096	152,269	355,455	391,573
Shareholder reporting expenses	32,364	61,966	105,322	146,573
Licensing fees	81,649	98,103	254,412	310,402
Other expenses	4,565	4,372	17,637	17,363

Total expenses	1,400,494	1,714,265	4,466,388	5,244,895

Net investment income (loss)	(1,336,033)	(1,608,833)	(4,250,726)	(4,885,536)

Net realized gain (loss) from:
Short-term investments	103	1,729	132	6,485
Futures contracts	(17,997,985)	3,281,234	(38,011,111)	(36,509,336)
Options written	4,035,253	8,155,319	19,945,682	24,030,840
Change in net unrealized appreciation (depreciation) of:
Short-term investments	21,261	64,740	28,542	43,432
Futures contracts	16,412,637	(14,172,136)	11,430,225	2,450,294
Options written	(1,400,587)	855,281	(811,171)	(1,372,458)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	1,070,682	(1,813,833)	(7,417,701)	(11,350,743)

Net income (loss)	$(265,351)	$(3,422,666)	$(11,668,427)	$(16,236,279)

Net income (loss) per weighted-average share	$(.02)	$(.18)	$(.66)	$(.86)
Weighted-average shares outstanding	17,501,025	18,766,120	17,663,321	18,786,546

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months ended September 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$364,380,747	$427,111,563
Repurchase of shares	(9,660,086)	(17,527,018)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(4,250,726)	(6,388,304)
Net realized gain (loss) from:
Short-term investments	132	9,391
Futures contracts	(38,011,111)	(41,169,967)
Options written	19,945,682	30,502,794
Change in net unrealized appreciation (depreciation) of:
Short-term investments	28,542	(29,754)
Futures contracts	11,430,225	8,150,119
Options written	(811,171)	(1,679,643)

Net income (loss)	(11,668,427)	(10,605,364)

Distributions to shareholders	(22,848,410)	(34,598,434)

Shareholders’ capital—end of period	$320,203,824	$364,380,747

Shares—beginning of period	17,755,840	18,800,840
Repurchase of shares	(635,000)	(1,045,000)

Shares—end of period	17,120,840	17,755,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(11,668,427)	$(16,236,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(273,004,043)	(293,449,244)
Proceeds from sales and maturities of U.S. government and agency obligations	316,249,960	336,990,803
Proceeds from (Purchases of) repurchase agreements, net	(2,078,328)	(3,072,680)
Premiums received for options written	20,924,794	28,263,262
Cash paid for options written	(1,916,371)	(3,583,977)
Amortization (Accretion)	(215,663)	(359,200)
(Increase) Decrease in:
Deposits with brokers	12,332,278	2,526,674
Other assets	(3,779)	—
Increase (Decrease) in:
Accrued management fees	(62,740)	(59,443)
Accrued Independent Committee fees	(965)	3,182
Accrued other expenses	(3,256)	208,153
Net realized (gain) loss from:
Short-term investments	(132)	(6,485)
Options written	(19,945,682)	(24,030,840)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(28,542)	(43,432)
Futures contracts	(11,430,225)	(2,450,294)
Options written	811,171	1,372,458

Net cash provided by (used in) operating activities	29,960,050	26,072,658

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	—	(928,991)
Cash paid for shares repurchased	(9,428,893)	(1,841,844)
Cash distributions paid to shareholders	(20,531,157)	(23,301,823)

Net cash provided by (used in) financing activities	(29,960,050)	(26,072,658)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

Investment Objectives and Principal Investment Strategies

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

September 30, 2014

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

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

The average number of long and short futures contracts outstanding during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Average number of long and short futures contracts outstanding*	5,230	5,621

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

Transactions in both call and put options written during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, were as follows:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,029	$4,635,134	1,024	$4,747,719
Options written	5,373	20,924,794	7,116	34,938,175
Options terminated in closing purchase transactions	(545)	(2,315,262)	(1,027)	(5,262,491)
Options expired	(1,282)	(3,345,372)	(1,525)	(6,022,932)
Options exercised	(3,690)	(16,201,419)	(4,559)	(23,765,337)

Outstanding, end of the period	885	$3,697,875	1,029	$4,635,134

The average number of both call and put options written outstanding during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Average number of options written outstanding*	965	938

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2014 and December 31, 2013, and recognized as a component of

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

“Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$3,662,059	$(3,662,059)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,583,731	$(1,583,731)	$—

*	As of September 30, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

September 30, 2014

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$263,176,764	$—	$263,176,764
Repurchase Agreements	—	3,662,059	—	3,662,059
Investments in Derivatives:
Futures Contracts*	16,324,689	—	—	16,324,689
Options Written	(4,906,394)	—	—	(4,906,394)

Total	$11,418,295	$266,838,823	$—	$278,257,118

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

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

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

September 30, 2014

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$16,324,689	—	$—
Commodity	Call Options	—	—	Options written, at value	586,427
Commodity	Put Options	—	—	Options written, at value	4,319,967
Total			$16,324,689		$4,906,394

		December 31, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$7,162,590	Unrealized depreciation on futures contracts	$2,268,126
Commodity	Call Options	—	—	Options written, at value	1,716,835
Commodity	Put Options	—	—	Options written, at value	3,315,647
Total			$7,162,590		$7,300,608

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2014 and September 30, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net realized gain (loss) from:
Futures contracts	$(38,011,111)	$(36,509,336)
Options written (call options)	14,449,638	13,518,540
Options written (put options)	5,496,044	10,512,300
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$11,430,225	$2,450,294
Options written (call options)	441,934	(956,876)
Options written (put options)	(1,253,105)	(415,582)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

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

Transactions in share repurchases during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 were as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Shares repurchased	635,000	1,045,000

Weighted average price per share repurchased	$15.19	$16.75

Weighted average discount per share repurchased	17.91%	18.32%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months and nine months ended September 30, 2014 and September 30, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$19.00	$21.11	$20.52	$22.72
Net investment income (loss)	(.08)	(.09)	(.24)	(.26)
Net realized and unrealized gain (loss)	.08	(.08)	(.40)	(.60)
Distributions	(.40)	(.47)	(1.30)	(1.39)
Discount from shares repurchased	.10	.01	.12	.01

Net asset value per share—end of period	$18.70	$20.48	$18.70	$20.48

Market Value:
Market value per share—beginning of period	$16.16	$19.87	$17.22	$21.22

Market value per share—end of period	$14.76	$17.23	$14.76	$17.23

Ratios to Average Net Assets(a):
Net investment income (loss)	(1.63)%	(1.62)%	(1.67)%	(1.62)%

Expenses	1.71%	1.73%	1.75%	1.74%

Total Returns:(b)
Based on Net Asset Value	.60%	(.80)%	(2.51)%	(3.77)%

Based on Market Value	(6.18)%	(10.99)%	(7.12)%	(12.80)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

September 30, 2014

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

8. Subsequent Events

Purchase and Sale Agreement

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

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

Results of Operations

The Quarter Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.76 on the close of business on September 30, 2014. This represents a decrease of 8.66% in share price (not including an assumed reinvestment of distributions) from the $16.16 price at which the shares of the Fund traded on the close of business on June 30, 2014. The high and low intra-day share prices for the quarter were $16.38 (July 18, 2014) and $14.63 (August 14, 2014 and August 15, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.405 per share to shareholders, of which $0.135 was paid on October 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -6.18%. At September 30, 2014, shares of the Fund traded at a 21.07% discount to the Fund’s net asset value of $18.70 per share. During the quarter the Fund repurchased 580,000 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

The Quarter Ended September 30, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.23 on the close of business on September 30, 2013. This represents a decrease of 13.29% in share price (not including an assumed reinvestment of distributions) from the $19.87 price at which the shares of the Fund traded on the close of business on June 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $19.98 (July 1, 2013) and $17.11 (September 30, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.465 per share to shareholders, of which $0.155 was paid on October 1, 2013. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -10.99%. At September 30, 2013, shares of the Fund traded at a 15.87% discount to the Fund’s net asset value of $20.48 per share. During the quarter the Fund repurchased 108,000 shares.

The Quarter Ended September 30, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $336.3 million at June 30, 2014, to $320.2 million at September 30, 2014, a decrease of $16.1 million. The decrease in the Fund’s net assets was due to $8.8 million of share repurchases, $7.0 million of distributions to shareholders, and a net loss of $0.3 million.

The Fund generated a net loss of $0.3 million for the quarter ended September 30, 2014, resulting from interest income of $0.1 million and net unrealized appreciation of $15 million, offset by total expenses of $1.4 million, and net realized losses of $14.0 million.

During the quarter ended September 30, 2014, the Fund’s collateral investments generated interest income of $64,461, which represents 0.02% of average net assets for the quarter ended September 30, 2014.

The net asset value per share on September 30, 2014, was $18.70. This represents a decrease of 1.58% in net asset value (not including an assumed reinvestment of distributions) from the $19.00 net asset value as of June 30, 2014. The Fund declared distributions totaling $0.405 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 0.60% for the quarter ended September 30, 2014.

The Quarter Ended September 30, 2013 – Net Assets of the Fund

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

The Quarter Ended September 30, 2014 – Overall Commodity Market Commentary

The broad commodity market, as measured by the Bloomberg Commodity Index (“BCOM,” formerly the Dow Jones-UBS Commodity Index), declined 11.8% during the quarter, as a strengthening U.S. dollar and unfavorable supply-demand dynamics led to widespread losses in commodity contracts during the third quarter of 2014. Anticipation of the U.S. Federal Reserve’s first rate hike prompted a rally in the dollar. Because most commodities are priced in dollars, a stronger dollar makes commodities more expensive, which softens demand and puts downward pressure on commodity prices. At the same time, China announced some disappointing economic data and another stimulus measure, prompting concerns about weakening global demand for raw materials. Additionally, energy and grain commodities began to report oversupply, which weighed on prices.

While the long-only BCOM fell 11.8% in this environment, the Index (Morningstar® Long/Short Commodity IndexSM and the Fund’s benchmark index), was down 1.2% for the quarter. Within the Index, the agriculture group led performance, with a double-digit gain. Livestock and metals were modestly down, and energy was the weakest performer during the quarter.

Energy commodities, representing 49.9% of the Index at the end of the quarter, declined 8.5%. In the broad market, prices fell for all energy commodities. Crude oil suffered a double-digit loss, as measured by the BCOM, as the dollar gained, demand from Europe and China slowed, and the Organization of the Petroleum Exporting Countries (OPEC) increased production amid booming North American shale oil production. Natural gas prices were dampened by ample storage injections, less cooling demand this summer, and moderate fall weather forecasts.

Agricultural commodities, which made up 29.4% of the Index at the end of the quarter, gained 15.8%. In the broad market, all agriculture commodities finished the quarter lower, except coffee. Corn prices dropped to a five-year low on expectations of a record U.S. crop yield with a high percentage of crops rated good or excellent. Abundant supply and favorable crop ratings dragged soybean prices to a four-year low. Coffee prices rallied, however. Arabica coffee supply continued to shrink as crops were damaged by heat and drought in Brazil, the world’s leading Arabica producer, and by a coffee-plant fungus in Central America.

The Index includes three metals: gold, silver and copper, which made up 14.4% of the Index at the end of the quarter. The Index’s metals group dropped 1.6% during the quarter. Gold and silver prices declined in the broad market, as a strengthening dollar sapped demand for these commodities as a hedge against dollar weakness. In fact, holdings in gold-backed exchange-traded products fell to the lowest level in five years. In the broad market copper prices also tumbled, hurt by concerns about languishing demand from China.

Livestock, down 1.6% during the quarter, comprised 6.4% of the Index at the end of the quarter. Live cattle prices advanced in the broad market on concerns about smaller herd sizes and underweight cows. In contrast, lean hogs prices were choppy, ending the quarter lower. Producers were able to offset shortages by bulking up hogs, as lower grain prices this year have reduced the cost of feed. As a result, lean hog supply was larger than expected, causing prices to fall.

The Quarter Ended September 30, 2013 – Overall Commodity Market Commentary

Commodity markets were influenced by two major themes during the third quarter of 2013, the anticipation of an earlier-than-expected reduction in the pace of the U.S. Federal Reserve’s asset purchases (known as quantitative easing or QE) and the escalation of geopolitical tension in the Middle East. The broad commodity market rose 2.1% for the quarter, as measured by the BCOM. The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) was up 0.5% for the quarter. Within the Index, losses in metals and livestock were slightly offset by gains in energy and agriculture.

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

The Quarter Ended September 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 0.4% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which lost 11.8%, and the Index, which declined 1.2%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distribution, was 0.60%.

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

In terms of commodity groups, the Fund led the Index in energy and metals, but lagged in livestock and agriculture.

Relative outperformance was driven by the Fund’s more advantageous timing in changing its positions from long to flat across all of the energy commodities and from long to short in gold and silver, as prices fell for all of these contracts. Selling puts on both gold and silver during the quarter also earned additional premiums for the Fund.

Conversely, choppy trading environments for lean hogs and soybeans contracts caused excess trading activity in the Fund, which was unfavorable to relative performance. Excess trading occurs when the Fund changes from long to short (or flat in the case of energy) or vice versa, as signal prices are crossed multiple times. As the Fund seeks to outperform and get ahead of the Index, excess switching activity can adversely affect returns relative to the Index, which changes direction only once per month. Offsetting some of the relative weakness was the Fund’s position in soybean meal, which benefited from switching from long to short earlier than the Index. The Fund also sold put options on both soybeans and soybean meal, collecting additional premiums.

The Quarter Ended September 30, 2013 – Fund Commodity Portfolio Commentary

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

The Nine Months Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.76 on the close of business on September 30, 2014. This represents a decrease of 14.29% in share price (not including an assumed reinvestment of distributions) from the $17.22 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the nine month period were $17.60 (January 22, 2014) and $14.63 (August 14, 2014 and August 15, 2014), respectively. During the nine month period, the Fund declared distributions totaling $1.295 per share to shareholders, of which $0.135 was paid on October 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -7.12%. At September 30, 2014, shares of the Fund traded at a 21.07% discount to the Fund’s net assets value of $18.70 per share. During the nine month period the Fund repurchased 635,000 shares, refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for further details on the repurchase activity.

The Nine Months Ended September 30, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.23 on the close of business on September 30, 2013. This represents a decrease of 18.80% in share price (not including an assumed reinvestment of distributions) from the $21.22 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the nine month period were $23.93 (January 28, 2013) and $17.11 (September 30, 2013), respectively. During the nine month period, the Fund declared distributions totaling $1.395 per share to shareholders, of which $0.155 was paid on October 1, 2013. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -12.80%. At September 30, 2013, shares of the Fund traded at a 15.87% discount to the Fund’s net asset value of $20.48 per share. During the nine month period the fund repurchased 117,500 shares.

The Nine Months Ended September 30, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $364.4 million at December 31, 2013, to $320.2 million at September 30, 2014, a decrease of $44.2 million. The decrease in the Fund’s net assets was due to $22.8 million of distributions to shareholders, a net loss of $11.7 million, and $9.7 million in share repurchases.

The Fund generated a net loss of $11.7 million for the nine month period ended September 30, 2014, resulting from interest income of $0.2 million, and net unrealized appreciation of $10.6 million, offset by net realized losses of $18.1 million, and total expenses of $4.4 million.

During the nine month period ended September 30, 2014, the Fund’s collateral investments generated interest income of $215,662, which represents 0.06% of average net assets for the nine month period ended September 30, 2014.

The net asset value per share on September 30, 2014, was $18.70. This represents a decrease of 8.87% in net asset value (not including an assumed reinvestment of distributions) from the $20.52 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.295 per share to shareholders during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -2.51% for the nine month period ended September 30, 2014.

The Nine Months Ended September 30, 2013 – Net Assets of the Fund

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

The Nine Months Ended September 30, 2014 – Overall Commodity Market Commentary

After rising in the first half of 2014, the broad commodity market gave back all of its gains during a turbulent third quarter. For the nine months ended September 30, 2014, the broad commodity market was down 5.6%, as measured by the BCOM, and the Index lost 3.3%. The Index’s metals and energy groups traded lower over the period, while the livestock and agriculture groups appreciated.

The metals group sustained the largest decline during the period, down 11.7% in the Index. Gold prices rallied in the broad market throughout the first half of the year on speculation of higher inflation in the U.S. But, in the third quarter, a rising U.S. dollar and deflation fears weighed on prices.

The Index’s energy group slid 8.9%, as all energy commodities finished the period lower. Natural gas was the weakest performer in the group. Strong demand during the polar vortex helped natural gas prices rally in the broad market early in 2014. But demand weakened during a milder-than-usual summer, and with no major cold snaps in the fall forecast, prices retreated from earlier highs.

In contrast, the livestock group rose strongly over the period, up 23.8% in the Index. Prices for both live cattle and lean hogs increased in the broad market during the period, and the Index’s long positions in these contracts benefited. Lean hog prices reached all-time highs early in 2014 as a highly infectious pig virus was expected to decrease supply. Live cattle prices rallied on supply concerns as well, with the harsh winter weather early in 2014 hindering breeding, weight gain, and slaughter.

The Index’s agriculture group gained 10.1% during the period, led by strong results in soybeans and soybean oil. Although prices for soybeans and soybean oil contracts declined in the broad market over the period as a whole, the Index benefited from long positions during rallies and short positions during downturns.

The Nine Months Ended September 30, 2013 – Overall Commodity Market Commentary

The year began on a positive note for the broad commodity market, but prices turned volatile amid global economic uncertainty, geopolitical tensions in the Middle East and North Africa, and speculation about the timing of the U.S. Federal Reserve QE tapering. In the broad commodities market, as measured by the BCOM, declines in the first and second quarters (-1.2% and -9.5%, respectively) overwhelmed a slight gain (2.1%) in the third quarter, for an overall loss of 8.6% for the nine month period ended September 30, 2013. In contrast, the Index (the Fund’s benchmark) returned 3.2%, as the ability to take short positions was advantageous in declining markets. Among the commodity groups represented in the Index, metals posted the largest gain by far, followed by modestly positive performance in livestock and agriculture. The energy group, however, fell during the nine month period.

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

The Index includes three metals: gold, silver and copper, which made up a combined 18.9% of the Index at the end of the nine month period. In the broad markets, as measured by BCOM, all three metals sustained double-digit declines: gold plunged 21.2%, silver fell 28.8%, and copper declined 10.5%. However, the Index’s metals group was its best-performing group, rising approximately 23.3%, as short positions initiated during the first quarter across the board were favorable in a period of falling prices.

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

The Nine Months Ended September 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned -2.1% for the nine-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which returned -5.6%, and the Index, which returned -3.3%. The Fund’s total return on net asset value for the period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distribution, was -2.51%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund was able to sell calls on coffee; puts on soybeans, and soybean meal; and both puts and calls on sugar, corn, wheat, cotton, and gold, which contributed positively to Fund performance.

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

In terms of commodity groups, the Fund outperformed the Index in energy and metals, but underperformed in agriculture and livestock.

The Fund’s relative outperformance was bolstered by favorable long/short positioning in natural gas and gold. In natural gas, a switch to long in the first quarter’s price rally and a move from long to flat in the third quarter as prices fell added to relative performance. The Fund’s gold position switched to long during a March rally then flipped to short as prices came down a week later, whereas the Index went long as prices began to fall. In the third quarter, the Fund advantageously flipped to short ahead of the Index when gold prices declined.

In the Fund’s agriculture position, relative losses resulted from excess trading activity – resulting from switching from long to short (or flat in the case of energy) or vice versa, as signal prices are crossed multiple times – in the Fund’s sugar position during the first half of 2014. As the Fund seeks to outperform and get ahead of the Index, excess switching activity can adversely affect returns relative to the Index, which changes direction only once per month.

The Fund’s lean hogs position was the primary detractor from relative returns in the livestock group. Unfavorable contract positioning and roll timing in the second quarter and flipping activity in the third quarter were especially detrimental.

The Nine Months Ended September 30, 2013 – Fund Commodity Portfolio Commentary

In the environment of mostly declining commodity prices over the first nine months of 2013, the Fund’s commodity portfolio lost 2.9% (before considering the expenses of the Fund or the performance of the collateral portfolio), which outperformed the long-only DJ-UBSCI, due to the Fund’s ability to take short positions and write options contracts. However, the Fund underperformed the Index, which returned 3.2%, a difference of about 6.1%. The Fund’s total return on net asset value for the nine month period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was a loss of 3.77%. Relative to the Index, the Fund’s strategic weighting decisions had a negative impact on its energy, metals, and agricultural holdings, and a positive impact on its livestock holdings.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of September 30, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2014
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	-6.18%	-7.12%	-4.57%	-16.14%
Net Asset Value	0.60%	-2.51%	-0.08%	-4.15%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. Effective with the distribution paid on June 2, 2014, the Fund’s distribution rate was reduced from $0.155 per share to $0.135 per share.

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of September 30, 2014. The September 30, 2014 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Flat	19.38%	Flat	19.60%
	Heating Oil	Flat	16.10%	Flat	16.21%
	Natural Gas	Flat	7.94%	Flat	7.99%
	Unleaded Gas	Flat	6.32%	Flat	6.09%

			49.74%		49.89%

Agriculture	Soybean	Short	8.94%	Short	8.93%
	Corn	Short	7.05%	Short	7.03%
	Sugar	Short	3.67%	Short	3.65%
	Wheat	Short	2.83%	Short	2.84%
	Soybean Meal	Short	2.19%	Short	2.16%
	Soybean Oil	Short	2.16%	Short	2.15%
	Cotton	Short	1.64%	Short	1.65%
	Coffee	Long	0.94%	Long	0.94%

			29.42%		29.35%

Metals	Gold	Short	8.30%	Short	8.32%
	Silver	Short	3.34%	Short	3.30%
	Copper	Short	2.77%	Short	2.78%

			14.41%		14.40%

Livestock	Live Cattle	Long	4.11%	Long	4.04%
	Lean Hogs	Long	2.32%	Long	2.32%

			6.43%		6.36%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of shorting energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

Liquidity and Capital Resources

The Fund implements its investment strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the nine months ended September 30, 2014.

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

The Fund attempts to minimize market risks, and the Commodity Sub-adviser attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-adviser implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the Commodity Sub-adviser believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the efficient taking and liquidating of positions.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

•

Generally, commodity futures contracts and options on commodity futures contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. Over-the-counter (“OTC”) commodity futures contracts and options on commodity futures contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2014.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Coffee
	ICE Coffee C Futures Contract	Long	December 2014	42	$1.9335	37,500	$3,045,263

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2014	24	1.6045	40,000	1,540,320
	CME Live Cattle Futures Contract	Long	December 2014	175	1.6348	40,000	11,443,250
	CME Live Cattle Futures Contract	Long	February 2015	4	1.6398	40,000	262,360
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	October 2014	31	1.0798	40,000	1,338,890
	CME Lean Hogs Futures Contract	Long	December 2014	163	0.9453	40,000	6,163,030

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2014	(574)	$9.1325	5,000	$(26,210,275)
	Corn
	CBOT Corn Futures Contract	Short	December 2014	(1,321)	3.2075	5,000	(21,185,538)
	Sugar
	ICE Sugar Futures Contract	Short	March 2015	(691)	0.1645	112,000	(12,730,984)
	Wheat
	CBOT Wheat Futures Contract	Short	December 2014	(387)	4.7775	5,000	(9,244,463)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2014	(211)	298.9000	100	(6,306,790)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2014	(351)	0.3237	60,000	(6,817,122)
	Cotton
	ICE Cotton Futures Contract	Short	December 2014	(157)	0.6137	50,000	(4,817,545)

Metals	Gold
	CEC Gold Futures Contract	Short	December 2014	(219)	1,211.6000	100	(26,534,040)
	Silver
	CEC Silver Futures Contract	Short	December 2014	(114)	17.0570	5,000	(9,722,490)
	Copper
	CEC Copper Futures Contract	Short	December 2014	(112)	3.0075	25,000	(8,421,000)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	October 2014	(47)	$95.00	$(13,630)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(84)	1,110.00	(525)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(6,720)
	Coffee
	ICE Coffee C Futures Options	November 2014	(6)	160.00	(77,782)

Metals	Gold
	CEC Gold Futures Options	November 2014	(33)	1,300.00	(13,200)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2014	(24)	134.00	(253,920)
	CME Live Cattle Futures Options	December 2014	(7)	143.00	(57,960)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(29)	94.00	(162,690)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2014	(84)	$1,110.00	$(826,875)
	Corn
	CBOT Corn Futures Options	November 2014	(194)	460.00	(1,351,938)
	Sugar
	ICE Sugar Futures Options	February 2015	(102)	19.75	(395,270)
	Wheat
	CBOT Wheat Futures Options	November 2014	(57)	670.00	(548,269)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(32)	330.00	(106,240)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(52)	415.00	(285,480)
	Cotton
	ICE Cotton Futures Options	November 2014	(23)	79.00	(203,320)

Metals	Gold
	CEC Gold Futures Options	November 2014	(33)	1,300.00	(304,920)
	Silver
	CEC Silver Futures Options	November 2014	(17)	2,050.00	(297,075)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(29)	94.00	(580)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2014, the Fund held U.S. Treasury bills worth $263,176,764 with a par value of $263,250,000, and a repurchase agreement worth $3,662,059.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2014.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). Share repurchases during the fiscal year to date period ended September 30, 2014 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/14 to 1/31/14	—	$—	Approximately 1,775,000
2/1/14 to 2/28/14	—	$—	Approximately 1,775,000
3/1/14 to 3/31/14	—	$—	Approximately 1,775,000
4/1/14 to 4/30/14	18,600	$16.40	Approximately 1,756,400
5/1/14 to 5/31/14	—	$—	Approximately 1,756,400
6/1/14 to 6/30/14	36,400	$16.28	Approximately 1,720,000
7/1/14 to 7/31/14	42,500	$15.66	Approximately 1,677,500
8/1/14 to 8/31/14	272,500	$15.03	Approximately 1,405,000
9/1/14 to 9/30/14	265,000	$15.05	Approximately 1,140,000

A cumulative total of 1,680,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 7, 2014.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)

November 7, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 7, 2014