Form 10-K
period 2014-12-31
Nuveen Long/Short Commodity Total Return Fund
filed 2015-03-13
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 11, 2015, the registrant had 16,345,840 shares outstanding.

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $286,032,000.

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

Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool and commenced operations on October 25, 2012, with its initial public offering. The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. Fund shares trade on the NYSE MKT (formerly known as NYSE Amex) under the ticker symbol “CTF”. The Fund operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters and the recording of organization expenses and their reimbursement by Nuveen Securities, LLC (“Nuveen”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”) and a wholly-owned subsidiary of Nuveen Investments, is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”).

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (“Gresham NTA”), as the Fund’s commodity sub-adviser, which is referred to in this Annual Report in that capacity as “Gresham” or the “Commodity Sub-adviser.” Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor (“CTA”) and a CPO, is a member of the NFA and is registered with the Securities Exchange Commission (“SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

The commodity markets are dynamic and as such the long/short commodity investment program may require frequent adjustments in the Fund’s commodity positions. The Commodity Sub-adviser expects to trade each position no less frequently than once per month. The relative balance of the Fund’s long/short commodity investments may vary significantly over time, and at certain times, the Fund’s aggregate exposure may be all long, all short and flat, or may consist of various combinations (long, short, and/or flat) thereof. Gresham will manage its overall strategy so that the notional amount of the Fund’s combined long, short and flat futures positions will not exceed 100% of the Fund’s net assets.

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

The specific commodities in which the Fund will invest, and the relative weighting of those contracts, will be determined annually by the Commodity Sub-adviser based upon the composition of the Index at that time. The target weightings of the underlying commodities are expected to remain unchanged until the next annual reconstitution each December. Upon annual reconstitution, the target weight of any individual commodity futures contract will be set and will be limited to 10% of the Fund’s net assets to provide for diversification. The Commodity Sub-adviser expects the actual portfolio weights to vary during the year due to market movements. If price movements cause an individual commodity contract to represent more than 10% of the Index at any time between monthly rebalancing, the Fund would seek to match the target weighting at the time of the monthly rebalancing. The Fund expects to invest in short-term commodity futures contracts with terms of up to one year.

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

Generally, the Fund expects to sell short-term commodity options with terms of up to one year. Subject to the foregoing limitations, the implementation of the options strategy will be within Gresham’s discretion. Over extended periods of time, the “moneyness” of the commodity options may vary significantly. Upon sale, the commodity options may be “in-the-money,” “at-the-money” or “out-of-the-money.” A call option is said to be “in-the-money” if the exercise price is below current market levels, “out-of-the-money” if the exercise price is above current market levels and “at-the-money” if the exercise price is at current market levels. Conversely, a put option is said to be “in-the-money” if the exercise price is above the current market levels and “out-of-the-money” if the exercise price is below current market levels. The Fund sells commodity options that are U.S. exchange-traded and that are typically “American-Style” (exerciseable at any time prior to expiration). The Fund also may sell commodity options that are non-U.S. exchange traded and that are typically “European-style” (exerciseable only at the time of expiration). The Fund’s risk-adjusted return over any particular period may be positive or negative.

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

Collateral Investments. The Fund’s commodity investments generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 10%-25% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures contracts. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 75%-90% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-adviser.

The Fund’s assets held in this separate collateral account are invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-adviser to be of comparable quality. These collateral investments consist primarily of direct and guaranteed obligations of the U.S. government and senior obligations of U.S. government agencies and may also include, among others, money market funds and bank money market accounts invested in U.S. government securities as well as repurchase agreements collateralized with U.S. government securities.

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

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-adviser, which invests the Fund’s assets in commodity futures contracts and options on commodity futures contracts; and

•	the Collateral Sub-adviser, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisers;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA, but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the Independent Committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-adviser and Collateral Sub-adviser act in a similar capacity for CFD, a commodity pool traded on the NYSE MKT. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

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

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $230.8 billion of assets under management as of December 31, 2014. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-adviser

The Manager has selected Gresham to manage the Fund’s commodity futures investment strategy and options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser since April 2005. As of December 31, 2014, Gresham LLC had approximately $11.5 billion of client assets under management, including approximately $6.2 billion under management by Gresham NTA and approximately $5.3 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

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

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2014, Nuveen Asset Management had approximately $134.6 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

Pursuant to an agreement among the Manager, the Fund, and the Commodity Sub-adviser, the Commodity Sub-adviser receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $250 million	.500%
For the next $250 million	.475
For the next $250 million	.450
For the next $250 million	.425
For net assets over $1 billion	.400

Pursuant to an agreement among the Manager, the Fund, and the Collateral Sub-adviser, the Collateral Sub-adviser receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $250 million	.150%
For the next $250 million	.140
For the next $250 million	.130
For the next $250 million	.120
For net assets over $1 billion	.110

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The fees of the Commodity Sub-adviser and Collateral Sub-adviser (collectively, the “Sub-advisers”) are paid by the Manager out of the fees the Manager receives from the Fund, and the Fund does not reimburse the Manager for those fees.

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including, but not limited to, custody fees, transfer agent expenses, legal fees, expenses of independent auditors, and expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, if any.

The agreements with each of the Sub-advisers may be terminated at any time, without penalty, by either the Manager or a Sub-adviser upon 120 days written notice. Also, the agreement with the Commodity Sub-adviser can be terminated by the Commodity Sub-adviser in certain circumstances on 90 days notice. Each of the agreements provides that each of the Sub-advisers will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-adviser for losses and costs arising out of its status as a Sub-adviser to the Fund if the Sub-adviser acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the best interests of the Fund, except, in each case, for a loss resulting from the Sub-

adviser’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisers will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

If the Manager determines it is in the best interests of shareholders to select additional CTAs or replace a sub-adviser, the Manager will consider certain information with respect to each new CTA, including the following:

•	general information, including the identity of its affiliates and key personnel;

•	investment strategy and risk management of the CTA;

•	the CTA’s financial condition;

•	relevant performance history and the quality of services provided;

•	fees and expenses; and

•	capacity to take on new business.

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the Independent Committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and either sub-adviser without any approval by the Independent Committee or the Fund’s shareholders.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual and quarterly reports and other information meeting the information requirements pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available on the Fund’s website at http://www.nuveen.com/CommodityInvestments. Investors may also inspect and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) which contains reports, proxy statements and other information filed electronically with the SEC. The Fund also posts on its website an information statement and certain daily and monthly reports required by CFTC regulations, all of which may contain information, including performance information of the Fund and the Commodity Sub-adviser, that is disclosed only through such website posting.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The public comment period for these proposed regulations closed on February 10, 2014. However, the CFTC subsequently directed staff to hold a public roundtable on June 19, 2014, to discuss certain position limit and aggregation issues. In order to provide interested parties an opportunity to comment on such issues, the CFTC reopened the public comment period for these proposed regulations for a three-week period starting June 12, 2014 and ending July 3, 2014 (later extended until August 4, 2014), and reopened the comment period from December 9, 2014 through January 22, 2015 in connection with a public meeting held on December 9, 2014. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. The re-proposed regulations would maintain the independent account controller exemption. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

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

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful. The Fund employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. Option premiums generated by this strategy may also enable the Fund to more efficiently implement its distribution policy. The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes. In the event the Conversion occurs, the Fund will no longer employ an option writing strategy.

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

Commodity Sub-advisor Risks

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Although the Manager does not anticipate a change in the commodity sub-advisor, any subsequent commodity sub-advisor to the Fund may employ a different commodity investment methodology than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisor takes into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-advisor’s strategies may not be applicable in the future. The Commodity Sub-advisor or any subsequent commodity sub-advisor may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. You will be informed of any changes to the Commodity Sub-advisor’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-advisor or any subsequent commodity sub-advisor without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance. The Manager currently intends to make certain changes in strategy if the proposed Conversion of the Fund is approved and implemented. See “Regulatory and Operating Risks—The Conversion of the Fund may not occur.”

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

The concentration of certain commodities in the Index may result in greater volatility. As of December 31, 2014, the Index had its highest weightings in the energy and agriculture sectors ([    ]% and [    ]% [Nuveen to provide], respectively). As a result, the Fund may invest a substantial portion of its net assets in long positions in the energy and agriculture sectors. A downturn in the energy and agriculture sectors could have a larger impact on the Fund than on a fund that does not concentrate in these sectors. In addition, the Fund may invest a substantial portion of its net assets in short positions in the agriculture sector and this concentration could negatively impact the Fund if prices of agricultural commodities trend up.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund and the absence of “contango” in the prices of commodity futures contracts held short may cause the price of your shares to decrease. As the futures contracts included in the Index and held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held (long or short) in March 2015 may have an expiration date in June 2015. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2015 contract and purchasing a contract expiring in September 2015, or a short position may be replaced by covering or purchasing the June 2015 contract and selling short the September 2015 contract. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2015 contract would be made at a higher price than the purchase of the September 2015 contract, thereby allowing the Fund to purchase a greater quantity of the September 2015 contract. Conversely, a “contango” market is one in which the prices of commodity futures contracts in the near-term months are lower than the prices of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. Absent other factors, covering a short position in the September 2015 contract by purchasing that contract at a lower price than the price of replacing it with a short position in the December 2015 contract would allow the Fund to sell short a greater quantity of the December 2015 contract. Because the Fund’s strategy is based in part on taking advantage of such “backwardation” and “contango” situations, the absence of “backwardation” or “contango” in certain commodities in which the Fund is long or short could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares.

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

Because the Fund may invest a substantial portion of its net assets in the energy sector, it is subject to certain risks. A downturn in the energy sector could have a larger impact on the Fund than on a fund that does not concentrate in the sector. At times, the performance of commodities in the energy sector may lag the performance of other sectors or the broader commodity market. The energy sector in general, and the price of oil in particular, recently has experienced a period of volatility that may continue. The prices of commodities in the energy sector may be adversely effected by weather and other catastrophic events such as leaks, fires, explosions, damage to facilities and equipment resulting from natural disasters, inadvertent damage to facilities and equipment, and terrorist acts.

Recent market conditions. The recent financial crisis in the U.S. and global economies, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments, and the Federal Reserve and certain foreign central banks, have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done gradually), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

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

Regulatory and Operating Risks

The Conversion of the Fund may not occur. On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The purpose of the Conversion is to seek a closer alignment between the Fund’s share price and net asset value. The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. There can be no assurance as to when, or if, the Conversion actually will occur, and if it does occur that it will achieve its stated purpose. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

The Fund is not a regulated investment company. Unlike certain other Nuveen Investments-sponsored funds, the Fund is not, and after the planned Conversion will not be, a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

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

The value of the shares may be adversely affected if the Fund is required to indemnify the members of the Independent Committee or the Manager. Under the Trust Agreement, each of the members of the Independent Committee and the Manager has the right to be indemnified for any liability or expense it incurs absent actual fraud or willful misconduct. That means that the Manager may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the members of the Independent Committee. Any sale of that kind would reduce the net asset value of the Fund and the value of the shares.

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

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of the Fund or of other accounts managed by the Commodity Sub-advisor.

Deregistration of the Manager or Sub-advisors could disrupt operations. The Manager and the Commodity Sub-advisor are registered commodity pool operators, the Commodity Sub-advisor is a registered commodity trading advisor and the Collateral Sub-advisor is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s Manager, and shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisors’ registrations, the Manager would terminate the management agreement with that Sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No regulatory action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the Collateral Sub-advisor.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are generally expected over the long-term to be derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In that event, the Fund may liquidate investments in order to make distributions, and the timing and terms of any such liquidations could be disadvantageous to the Fund and its shareholders. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees and may negatively affect the market price of the Fund’s shares. In the event the Conversion occurs, the Fund will discontinue its distribution policy.

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

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2014.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF.”

The following table sets forth, for the calendar quarter indicated, the high and low intra-day market prices per share.

	Share Price
Fiscal Quarter Ended	High	Low
December 2014	$17.25	$14.19
September 2014	$16.38	$14.63
June 2014	$16.72	$15.95
March 2014	$17.60	$16.40
December 2013	$17.50	$15.94
September 2013	$19.98	$17.11
June 2013	$20.81	$17.75
March 2013	$23.93	$19.52

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

Fiscal Quarter Ended	High	Low
December 2014	(7.47%)	(22.65%)
September 2014	(14.70%)	(21.07%)
June 2014	(14.10%)	(17.65%)
March 2014	(12.37%)	(17.08%)
December 2013	(15.15%)	(20.87%)
September 2013	(6.50%)	(16.50%)
June 2013	(3.95%)	(14.08%)
March 2013	4.91%	(6.75%)

As of December 31, 2014, the Fund had approximately 9,483 shareholders.

Refer to the Fund Total Returns section of “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the proposed Conversion’s impact on the Fund’s shares discount.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2013 and 2014 calendar years.

During the fiscal years ended December 31, 2014 and December 31, 2013, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2014	December 30, 2014	December 31, 2014	$0.135
November 25, 2014	November 28, 2014	December 1, 2014	$0.135
October 29, 2014	October 31, 2014	November 3, 2014	$0.135
September 26, 2014	September 30, 2014	October 1, 2014	$0.135
August 27, 2014	August 29, 2014	September 2, 2014	$0.135
July 29, 2014	July 31, 2014	August 1, 2014	$0.135
June 26, 2014	June 30, 2014	July 1, 2014	$0.135
May 28, 2014	May 30, 2014	June 2, 2014	$0.135
April 28, 2014	April 30, 2014	May 1, 2014	$0.155
March 27, 2014	March 31, 2014	April 1, 2014	$0.155
February 26, 2014	February 28, 2014	March 3, 2014	$0.155
January 29, 2014	January 31, 2014	February 3, 2014	$0.155
December 26, 2013	December 30, 2013	December 31, 2013	$0.155
November 26, 2013	November 29, 2013	December 2, 2013	$0.155
October 29, 2013	October 31, 2013	November 1, 2013	$0.155
September 26, 2013	September 30, 2013	October 1, 2013	$0.155
August 28, 2013	August 30, 2013	September 3, 2013	$0.155
July 29, 2013	July 31, 2013	August 1, 2013	$0.155
June 26, 2013	June 28, 2013	July 1, 2013	$0.155
May 29, 2013	May 31, 2013	June 3, 2013	$0.155
April 26, 2013	April 30, 2013	May 1, 2013	$0.155
March 26, 2013	March 28, 2013	April 1, 2013	$0.155
February 26, 2013	February 28, 2013	March 1, 2013	$0.155
January 29, 2013	January 31, 2013	February 1, 2013	$0.155

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

Because the Fund’s investment performance since its inception has not been sufficient to cover the distributions made, the Fund has effectively been drawing upon its assets to meet payments prescribed by its distribution policy. The Fund also has paid fees and expenses that have also been drawn from the Fund’s assets.

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

On February 2, 2015, the Manager announced that the Fund’s regular monthly distribution to shareholders would be reduced from $0.135 per share to $0.119 per share effective with the distribution payable on March 2, 2015.

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

c) On March 14, 2013, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). During the fiscal year ended December 31, 2014, the Fund repurchased shares pursuant to this program as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
4/1/14 to 4/30/14	18,600	$16.40	Approximately 1,756,400
6/1/14 to 6/30/14	36,400	$16.28	Approximately 1,720,000
7/1/14 to 7/31/14	42,500	$15.66	Approximately 1,677,500
8/1/14 to 8/31/14	272,500	$15.03	Approximately 1,405,000
9/1/14 to 9/30/14	265,000	$15.05	Approximately 1,140,000
10/1/14 to 10/31/14	361,000	$14.72	Approximately 779,000
11/1/14 to 11/30/14	234,600	$14.66	Approximately 544,400
12/1/14 to 12/31/14	179,400	$14.49	Approximately 365,000

No shares have been repurchased outside of the program described above.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2014, 2013 and 2012, and for the fiscal period beginning on May 25, 2011 (the date on which the Fund was organized as a Delaware statutory trust) and ending on December 31, 2011, has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on October 25, 2012, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	Year Ended December 31,
	2014	2013	2012		2011
Total assets	$297,564,881	$372,991,675	$436,988,415		$588,055
Total liabilities	$4,388,146	$8,610,928	$9,876,852		$568,000
Net assets	$293,176,735	$364,380,747	$427,111,563		$20,055
Net increase (decrease) in cash	$—	$—	$(20,055)		$20,055
Shares outstanding	16,345,840	17,755,840	18,800,840		840
Net asset value per share outstanding	$17.94	$20.52	$22.72		$23.88
Total distributions per share	$1.7000	$1.8600	$0.1550		$—
Total investment income	$278,885	$449,531	$87,459		$—	(2)
Net investment income (loss)	$(5,465,243)	$(6,388,304)	$(1,275,616)		$—	(2)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(15,153,949)	$(4,217,060)	$(16,628,746)		$—	(2)
Net income (loss)	$(20,619,192)	$(10,605,364)	$(17,904,362)		$—	(2)
Net income (loss) per weighted-average share	$(1.18)	$(0.57)	$(0.95	)(1)	$—	(2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	For the period August 31, 2011 (initial issuance of shares to the Manager) through December 31, 2011. The Fund had not commenced operations during this period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$63,223	$64,461	$73,502	$77,699
Net investment income (loss)	$(1,214,517)	$(1,336,033)	$(1,430,882)	$(1,483,811)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(7,736,248)	$1,070,682	$1,020,901	$(9,509,284)
Net income (loss)	$(8,950,765)	$(265,351)	$(409,981)	$(10,993,095)
Increase (decrease) in net assets	$(27,027,089)	$(16,085,279)	$(8,842,084)	$(19,249,560)
Net income (loss) per weighted average share	$(0.54)	$(0.02)	$(0.02)	$(0.62)

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
Total investment income	$90,172	$105,432	$120,496	$133,431
Net investment income (loss)	$(1,502,768)	$(1,608,833)	$(1,586,243)	$(1,690,460)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$7,133,683	$(1,813,833)	$462,811	$(9,999,721)
Net income (loss)	$5,630,915	$(3,422,666)	$(1,123,432)	$(11,690,181)
Increase (decrease) in net assets	$(18,189,839)	$(14,068,600)	$(10,039,806)	$(20,432,571)
Net income (loss) per weighted average share	$0.29	$(0.18)	$(0.06)	$(0.62)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011, and commenced operations on October 25, 2012, with its public offering. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform the Index. The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s options strategy seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, and short-term, high grade debt securities.

Results of Operations

The Year Ended December 31, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.60 on the close of business on December 31, 2014. This represents a decrease of 3.60% in share price (not including an assumed reinvestment of distributions) from the $17.22 at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day prices for the year were $17.60 (January 22, 2014) and $14.19 (October 16, 2014), respectively. During the year, the Fund declared distributions totaling $1.700 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was 7.27%. At December 31, 2014, shares of the Fund traded at a 7.47% discount to the Fund’s net asset value of $17.94 per share. During the year the Fund repurchased 1,410,000 shares, refer to “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for further details on the repurchase activity.

The Year Ended December 31, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.22 on the close of business on December 31, 2013. This represents a decrease of 18.85% in share price (not including an assumed reinvestment of distributions) from the $21.22 at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the year were $23.93 (January 28, 2013) and $15.94 (November 11, 2013), respectively. During the year, the Fund paid distributions totaling $1.8600 per share to shareholders. The Fund’s cumulative total return on market value for the year, which assumes reinvestment of such distributions, was -10.41%. At December 31, 2013, the shares of the Fund traded at a 16.08% discount to the Fund’s net asset value of $20.52. During the year the Fund repurchased 1,045,000 shares.

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

The Year Ended December 31, 2014—Net Assets of the Fund

The Fund’s net assets decreased from $364.4 million at December 31, 2013, to $293.2 million at December 31, 2014, a decrease of $71.2 million. The decrease in the Fund’s net assets was due to $29.6 million of distributions to shareholders, $21.0 million of share repurchases, and a net loss of $20.6 million.

The Fund generated a net loss of $20.6 million for the year ended December 31, 2014, resulting from interest income of $0.3 million, offset by net realized losses of $13.4, total expenses of $5.7 million, and net unrealized depreciation of $1.8 million.

During the year ended December 31, 2014, the Fund’s collateral investments generated interest income of $278,885, which represents 0.08% of average net assets for the year ended December 31, 2014.

The net asset value per share on December 31, 2014, was $17.94. This represents a decrease of 12.57% in net asset value (not including an assumed reinvestment of distributions) from the $20.52 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.700 per share to shareholders during the year. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -4.36% for the year ended December 31, 2014.

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

The Year Ended December 31, 2014—Overall Commodity Market Commentary

The broad commodity market rallied early in the year, gaining 7.0% in the first quarter as measured by the Bloomberg Commodity Index (“BCOM”), but retreated over the remainder of the year. Plentiful supply of energy and agriculture commodities led to steep price declines across these commodity groups, which dragged down the broad market’s return for the year.

While the long-only BCOM declined 17.0% for the year, the Index (the Morningstar® Long/Short Commodity IndexSM and the Fund’s benchmark), was down 5.4%. Within the Index, the livestock group posted the strongest advance, with the agriculture group up modestly. The energy and metals groups both lost value, dampening the Index’s return for the year. The commodity group discussion below presents the commodities as grouped by Gresham.

The largest group by weight, energy commodities represented 50.9% of the Index at the end of the year. The group was also the Index’s weakest performer, down 8.8% for the year, led by natural gas. Demand was high early in the year during the polar vortex in the U.S., which bolstered natural gas prices, but volatility persisted over the remainder of the year. Oversupply conditions resulted from demand falling below expectations, as weather during the year was milder than forecasted. Crude oil faced a difficult environment, particularly in the second half of the year when prices began to fall, as global demand slowed amid booming supply. In November, a price cut by Saudi Arabia was followed by an unexpected decision by the Organization of Petroleum Exporting Countries (OPEC) to leave production levels unchanged, which hastened the decline in crude prices.

Agricultural commodities made up 27.9% of the Index at the end of the year and turned in a flat return, up 0.2% for the year. In the broad market, grains, cotton and sugar were generally down for the year as concerns about supply gluts weighed on futures prices. However, dry, hot weather in Brazil triggered fears of supply shortages of Arabica coffee, which saw its price rally strongly in the broad market for the year.

The Index includes three metals: gold, silver and copper, which totaled 15.1% of the Index at the end of the year. The metals group was down 7.5% in the Index for the year. In the broad market, gold and silver prices fell primarily in the second half of the year, as the U.S. dollar strengthened, which reduced demand for precious metals as a hedge against weakness in the U.S. dollar. Fears about slackening global demand, especially from China, continued to put downward pressure on copper prices.

Livestock is the smallest group, comprising 6.2% of the Index at the end of the year. The group was the top performer in the Index for the year, gaining 19.2%. Live cattle prices appreciated strongly on concerns throughout the year about weaker supply, while lean hogs prices were modestly lower by year’s end. After rallying early in the year on fears of supply shortfalls caused by a fatal virus outbreak, lean hogs prices retreated later in the year as cheaper feed costs encouraged farmers to bulk up their hogs.

At year end, the Index experienced its annual reconstitution. Morningstar determines each constituent’s weighting by evaluating the magnitude and direction of its momentum signal, based on the 12-month average of the dollar value of open interest of each commodity. The top magnitude is capped at 10%, and any excess is redistributed to the remaining commodities. On the third Friday of December, Morningstar reset the constituent membership of the Index for the year, resulting in target weight increases to RBOB gasoline, coffee, soybean meal, soybeans, lean hogs, and live cattle, and decreases to Brent crude, heating oil, gas oil, natural gas, corn, gold, and silver. The Index added a small weighting in cocoa, and no commodities were removed.

The Year Ended December 31, 2013—Overall Commodity Market Commentary

The broad commodity market suffered its third consecutive year of negative performance in 2013. Losses in the first, second, and fourth quarters overwhelmed a modest gain in the third quarter, as measured by the BCOM. In contrast, the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) rose 5.1% for the year. The Index’s precious metals position contributed the most to its overall gain for the year, with agriculture and livestock positions adding to that. The energy group, however, was disadvantageous to the Index’s performance.

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

The Year Ended December 31, 2014—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio lost 4.5% for the 12-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed both the BCOM, which declined 17%, and the Index, which lost 5.4%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was a loss of 4.36%.

The Fund may write—that is, sell—put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, the Fund generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support its distributions.

The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the year, the Fund had lower volatility than the Index, as measured by standard deviation of NAV return.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the year, the Fund was able to sell both puts and calls on sugar, corn, wheat, cotton, soybeans, soybean meal, gold, silver, and lean hogs, which contributed positively to Fund performance.

It is important to remember that a key driver of the Index’s long and short positions is the upward or downward momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum, causing a shift from short/flat to long, but then shift to an equally compelling semblance of downward momentum, causing a shift from long to short/flat. This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

In terms of commodity groups, the Fund outperformed the Index in metals and energy, but trailed the Index in livestock and agriculture for the year overall. The commodity group discussion below presents the commodities as grouped by Gresham.

In the metals group, the Fund declined 3.1% and the Index lost 7.5%. The Fund’s gold and silver positions added value to relative returns, while copper somewhat detracted from performance. Throughout the year, performance was bolstered by the Fund’s more advantageous timing in managing gold and silver positions, as well as its options strategy in these two metals.

The Fund’s energy position fell 6.9% for the year, while the Index’s was down 8.8%. The chief contributors to relative performance were crude oil and natural gas, where the Fund benefited from more favorable timing in managing its positions.

Absolute returns in the livestock group were strong, up 12.9% in the Fund and 19.2% in the Index for the year. However, the Fund fell short of the Index primarily due to its lean hogs position. Flipping activity, especially in the choppy trading environments of the second and third quarters, was detrimental to performance. Flipping activity occurs when commodity prices trend sideways and the Fund switches from long to short (or flat in the case of energy) or vice versa. In seeking to outperform and get ahead of the Index, the Fund can experience excess flipping, which can adversely affect relative returns, since the Index is limited to changing positions once per month. The Fund’s live cattle position was a relative detractor as well.

Agriculture commodities as group were down 2.0% in the Fund but up 0.2% in the Index for the year. The Fund’s sugar position was the main drag on performance relative to the Index, as flipping activity hurt returns throughout the year. Soybeans detracted as well. However, the Fund achieved relative gains in its corn and coffee positions, partially offsetting the relative losses elsewhere.

The Year Ended December 31, 2013—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned -1.0% for the 12-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). While the Fund outperformed the BCOM, which returned -9.6% for the year, it underperformed the Index, which returned 5.1%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.37%.

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

The Year Ended December 31, 2012—Overall Commodity Market and Fund Commodity Portfolio Commentary

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of December 31, 2014. Total returns for the Fund based on market value and net asset value present the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented for the Fund assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Total Returns as of December 31, 2014
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	15.49%	7.27%	-8.59%
Net Asset Value	-1.89%	-4.36%	-4.52%
Index	-2.27%	-5.43%	0.98%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

The graph below presents the Fund’s inception to date cumulative total return as of each month end based on the market value and net asset value, as well as the Fund inception to date cumulative total return of the Index as of each month end, for the period October 25, 2012 (commencement of Fund operations) through December 31, 2014. The total returns on net asset value and market value assume the reinvestment of distributions on the distribution payment date as described above.

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The stated purpose of the proposed Conversion is to seek a closer alignment between the Fund’s market price and its net asset value. Following the announcement, the Fund’s market price increased, substantially reducing the Fund’s discount. The Manager believes that investors may have been buying shares in anticipation of the Conversion. In the event that the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

Commodity Weighting

The table below presents the composition of the Fund’s commodity portfolio and the Index as of December 31, 2014. The December 31, 2014 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil	Flat	19.70%	Flat	19.85%
	Heating Oil	Flat	15.41%	Flat	15.52%
	Natural Gas	Flat	8.91%	Flat	9.08%
	Unleaded Gas	Flat	6.36%	Flat	6.43%

			50.38%		50.88%

Agriculture	Soybean	Short	7.71%	Short	7.64%
	Corn	Short	5.69%	Short	5.63%
	Sugar	Short	3.24%	Short	3.23%
	Wheat	Short	2.48%	Short	2.46%
	Soybean Meal	Long	2.52%	Long	2.50%
	Soybean Oil	Short	1.55%	Short	1.53%
	Cotton	Short	1.34%	Short	1.32%
	Coffee	Short	2.27%	Short	2.28%
	Cocoa	Short	1.29%	Short	1.27%

			28.09%		27.86%

Metals	Gold	Short	9.75%	Short	9.67%
	Silver	Short	3.02%	Short	2.95%
	Copper	Short	2.46%	Short	2.43%

			15.23%		15.05%

Livestock	Live Cattle	Long	4.21%	Long	4.15%
	Lean Hogs	Short	2.09%	Short	2.06%

			6.30%		6.21%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of shorting an energy futures contract when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash.

Liquidity and Capital Resources

The Fund implements its strategy by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with BCI to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding shares. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1, 775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and use of Proceeds” in this Annual Report for details of repurchase activity during the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Sub-advisers, the custodian, the transfer agent and the commodity broker. Management fee payments made to the Manager are calculated as a percentage of the Fund’s assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

Refer to note 2 of the Fund’s Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2014.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2015	210	$347.6000	100	$7,299,600
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2015	103	1.6355	40,000	6,738,260
	CME Live Cattle Futures Contract	Long	April 2015	85	1.6240	40,000	5,521,600

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	March 2015	(423)	$10.2350	5,000	$(21,647,025)
	Corn
	CBOT Corn Futures Contract	Short	March 2015	(775)	3.9700	5,000	(15,383,750)
	Sugar
	ICE Sugar Futures Contract	Short	March 2015	(546)	0.1452	112,000	(8,879,270)
	Wheat
	CBOT Wheat Futures Contract	Short	March 2015	(212)	5.8975	5,000	(6,251,350)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2015	(231)	0.3214	60,000	(4,454,604)
	Cotton
	ICE Cotton Futures Contract	Short	March 2015	(125)	0.6027	50,000	(3,766,875)
	Coffee
	ICE Coffee C Futures Contract	Short	March 2015	(97)	1.6660	37,500	(6,060,075)
	Cocoa
	ICE Cocoa Futures Contract	Short	March 2015	(122)	2,910.0000	10	(3,550,200)
Metals	Gold
	CEC Gold Futures Contract	Short	February 2015	(234)	1,184.1000	100	(27,707,940)
	Silver
	CEC Silver Futures Contract	Short	March 2015	(105)	15.5990	5,000	(8,189,475)
	Copper
	COMEX Copper Futures Contract	Short	March 2015	(97)	2.8255	25,000	(6,851,838)
Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Short	February 2015	(50)	0.8120	40,000	(1,624,000)
	CME Lean Hogs Futures Contract	Short	April 2015	(135)	0.8328	40,000	(4,496,850)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Wheat
	CBOT Wheat Futures Options	February 2015	(32)	$640.00	$(12,800)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(31)	340.00	(61,535)
	Coffee
	ICE Coffee C Futures Options	February 2015	(15)	177.50	(24,919)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2015	(29)	149.00	(174,580)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	February 2015	(63)	$1,120.00	$(326,419)
	Corn
	CBOT Corn Futures Options	February 2015	(116)	440.00	(268,975)
	Sugar
	ICE Sugar Futures Options	February 2015	(82)	19.75	(481,242)
	Wheat
	CBOT Wheat Futures Options	February 2015	(32)	640.00	(93,200)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(31)	340.00	(37,975)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2015	(35)	380.00	(124,005)
	Cotton
	ICE Cotton Futures Options	February 2015	(19)	73.00	(121,030)
	Coffee
	ICE Coffee C Futures Options	February 2015	(15)	177.50	(86,231)
	Cocoa
	ICE Cocoa Futures Options	February 2015	(18)	3,000.00	(22,320)
Metals	Gold
	CEC Gold Futures Options	January 2015	(35)	1,270.00	(307,650)
	Silver
	CEC Silver Futures Options	February 2015	(16)	1,950.00	(316,240)
Livestock	Lean Hogs
	CME Lean Hogs Futures Options	February 2015	(28)	90.00	(102,200)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2014, the Fund held U.S. Treasury Bills valued at $248,868,176 with a total par value of $249,000,000 and a repurchase agreement valued at $1,007,169.

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

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one NRSRO or, if unrated, judged by the Collateral Sub-adviser to be of comparable quality.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Long/Short Commodity Total Return Fund:

In our opinion, the accompanying schedule of investments at December 31, 2014 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Long/Short Commodity Total Return Fund (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 13, 2015

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 13,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	$12,999,974
15,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	14,999,640
15,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	14,999,550
33,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	32,996,700
32,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	31,995,296
51,500	U.S. Treasury Bills	0.000%	5/28/15	Aaa	51,486,404
5,000	U.S. Treasury Bills	0.000%	6/25/15	Aaa	4,997,885
14,500	U.S. Treasury Bills	0.000%	7/23/15	Aaa	14,490,851
42,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	41,948,844
10,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	9,985,900
8,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	7,987,792
10,000	U.S. Treasury Bills	0.000%	12/10/15	Aaa	9,979,340

$ 249,000	Total U.S. Government And Agency Obligations (cost $248,873,513)				$248,868,176

	Repurchase Agreements
$ 1,007	Repurchase Agreement with State Street Bank, dated 12/31/14, repurchase price $1,007,169, collateralized by $735,000 U.S. Treasury Bonds, 8.000%, due 11/15/21, value $1,029,007	0.000%	1/02/15	N/A	$1,007,169

	Total Repurchase Agreements (cost $1,007,169)				1,007,169

	Total Short-Term Investments (cost $249,880,682)				$249,875,345

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	March 2015	(423)	$(21,647,025)	$102,550

	Corn
	CBOT Corn Futures Contract	Short	March 2015	(775)	(15,383,750)	(794,663)

	Sugar
	ICE Sugar Futures Contract	Short	March 2015	(546)	(8,879,270)	1,327,747

	Wheat
	CBOT Wheat Futures Contract	Short	March 2015	(212)	(6,251,350)	494,348

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2015	210	7,299,600	(28,057)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2015	(231)	(4,454,604)	109,624

	Cotton
	ICE Cotton Futures Contract	Short	March 2015	(125)	(3,766,875)	63,069

	Coffee
	ICE Coffee C Futures Contract	Short	March 2015	(97)	(6,060,075)	243,409

	Cocoa
	ICE Cocoa Futures Contract	Short	March 2015	(122)	(3,550,200)	87,970

	Total Agriculture					1,605,997

Metals	Gold
	CEC Gold Futures Contract	Short	February 2015	(234)	(27,707,940)	172,210

	Silver
	CEC Silver Futures Contract	Short	March 2015	(105)	(8,189,475)	336,075

	Copper
	COMEX Copper Futures Contract	Short	March 2015	(97)	(6,851,838)	443,400

	Total Metals					951,685

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2015	103	6,738,260	(82,136)
	CME Live Cattle Futures Contract	Long	April 2015	85	5,521,600	93,200

	Total Live Cattle					11,064

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	February 2015	(50)	(1,624,000)	93,818
	CME Lean Hogs Futures Contract	Short	April 2015	(135)	(4,496,850)	33,850

	Total Lean Hogs					127,668

	Total Livestock					138,732

	Total Futures Contracts outstanding				$(99,303,792)	$2,696,414

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Wheat
	CBOT Wheat Futures Options	February 2015	(32)	640.00	$(12,800)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(31)	$340.00	(61,535)

	Coffee
	ICE Coffee C Futures Options	February 2015	(15)	177.50	(24,919)

	Total Agriculture				(99,254)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2015	(29)	149.00	(174,580)

	Total Livestock				(174,580)

	Total Call Options Written outstanding (premiums received $403,390)		(107)		$(273,834)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	February 2015	(63)	$1,120.00	$(326,419)

	Corn
	CBOT Corn Futures Options	February 2015	(116)	440.00	(268,975)

	Sugar
	ICE Sugar Futures Options	February 2015	(82)	19.75	(481,242)

	Wheat
	CBOT Wheat Futures Options	February 2015	(32)	640.00	(93,200)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(31)	340.00	(37,975)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2015	(35)	380.00	(124,005)

	Cotton
	ICE Cotton Futures Options	February 2015	(19)	73.00	(121,030)

	Coffee
	ICE Coffee C Futures Options	February 2015	(15)	177.50	(86,231)

	Cocoa
	ICE Cocoa Futures Options	February 2015	(18)	3,000.00	(22,320)

	Total Agriculture				(1,561,397)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Metals	Gold
	CEC Gold Futures Options	January 2015	(35)	$1,270.00	$(307,650)

	Silver
	CEC Silver Futures Options	February 2015	(16)	1,950.00	(316,240)

	Total Metals				(623,890)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	February 2015	(28)	90.00	(102,200)

	Total Livestock				(102,200)

	Total Put Options Written outstanding (premiums received $2,233,514)		(490)		$(2,287,487)

	Total Options Written outstanding (premiums received $2,636,904)		(597)		$(2,561,321)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of contracts for long and short futures contracts outstanding is 398 and (3,152), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $19,559,460 and $(118,863,252), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $3,601,270 and $(904,856), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $249,880,682 and $307,721,002, respectively)	$249,875,345	$307,762,075
Deposits with brokers	44,088,266	58,067,010
Unrealized appreciation on futures contracts	3,601,270	7,162,590

Total assets	$297,564,881	$372,991,675

LIABILITIES
Options written, at value (premiums received $2,636,904 and $4,635,134, respectively)	2,561,321	5,032,482
Unrealized depreciation on futures contracts	904,856	2,268,126
Payable for shares repurchased	—	425,400
Accrued expenses:
Management fees	312,862	391,421
Independent Committee fees	28,397	28,564
Professional fees	292,335	193,752
Other	288,375	271,183

Total liabilities	4,388,146	8,610,928

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at December 31, 2014 and 17,755,840 shares issued and outstanding at December 31, 2013	409,376,279	430,403,037

Accumulated undistributed earnings (deficit)	(116,199,544)	(66,022,290)

Total shareholders’ capital (Net assets)	293,176,735	364,380,747

Total liabilities and shareholders’ capital	$297,564,881	$372,991,675

Net assets	$293,176,735	$364,380,747

Shares outstanding	16,345,840	17,755,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$17.94	$20.52

Market value per share outstanding	$16.60	$17.22

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012(1)
Investment Income:
Interest	$278,885	$449,531	$87,459

Total Investment Income	278,885	449,531	87,459

Expenses:
Management fees	4,139,952	4,942,155	945,199
Brokerage commissions	408,535	482,140	115,431
Custodian fees and expenses	136,467	153,662	23,510
Organization expenses	—	—	284,000
Independent Committee fees and expenses	116,689	116,413	25,800
Professional fees	449,093	504,883	127,790
Shareholder reporting expenses	132,176	209,636	45,186
Licensing fees	330,880	406,908	77,099
Other expenses	30,336	22,038	3,060

Total expenses before expense reimbursement	5,744,128	6,837,835	1,647,075
Expense reimbursement	—	—	(284,000)

Net expenses	5,744,128	6,837,835	1,363,075

Net investment income (loss)	(5,465,243)	(6,388,304)	(1,275,616)

Net realized gain (loss) from:
Short-term investments	579	9,391	13
Futures contracts	(35,085,916)	(41,169,967)	(15,702,338)
Options written	21,702,917	30,502,794	976,112
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(46,410)	(29,754)	70,827
Futures contracts	(2,198,050)	8,150,119	(3,255,655)
Options written	472,931	(1,679,643)	1,282,295

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(15,153,949)	(4,217,060)	(16,628,746)

Net income (loss)	$(20,619,192)	$(10,605,364)	$(17,904,362)

Net income (loss) per weighted-average share	$(1.18)	$(0.57)	$(0.95	)(2)
Weighted-average shares outstanding	17,412,370	18,632,974	18,800,840	(2)

(1)	The Fund commenced operations on October 25, 2012.
(2)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012(1)
Shareholders’ capital-beginning of period	$364,380,747	$427,111,563	$20,055
Issuance of shares, net of offering costs	—	—	447,910,000
Repurchase of shares	(21,026,758)	(17,527,018)	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(5,465,243)	(6,388,304)	(1,275,616)
Net realized gain (loss) from:
Short-term investments	579	9,391	13
Futures contracts	(35,085,916)	(41,169,967)	(15,702,338)
Options written	21,702,917	30,502,794	976,112
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(46,410)	(29,754)	70,827
Futures contracts	(2,198,050)	8,150,119	(3,255,655)
Options written	472,931	(1,679,643)	1,282,295

Net income (loss)	(20,619,192)	(10,605,364)	(17,904,362)

Distributions to shareholders	(29,558,062)	(34,598,434)	(2,914,130)

Shareholders’ capital–end of period	$293,176,735	$364,380,747	$427,111,563

Shares–beginning of period	17,755,840	18,800,840	840
Issuance of shares	—	—	18,800,000
Repurchase of shares	(1,410,000)	(1,045,000)	—

Shares–end of period	16,345,840	17,755,840	18,800,840

(1)	The Fund commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012(1)
Cash flows from operating activities:
Net income (loss)	$(20,619,192)	$(10,605,364)	$(17,904,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(307,956,647)	(309,434,951)	(419,645,556)
Proceeds from sales and maturities of U.S. Government and agency obligations	365,499,869	375,989,570	47,499,766
Proceeds from (Purchases of) repurchase agreements, net	576,562	(1,583,731)	—
Premiums received for options written	24,701,944	34,938,175	9,526,927
Cash paid for options written	(4,997,257)	(4,547,966)	(3,803,096)
Amortization (Accretion) of short-term investments	(278,885)	(449,371)	(87,325)
(Increase) Decrease in:
Deposits with brokers	13,978,744	5,117,980	(63,184,990)
Receivable from Manager	—	—	168,000
Deferred offering costs	—	—	400,000
Increase (Decrease) in:
Payable for offering costs	—	—	(400,000)
Payable for organization expenses	—	—	(168,000)
Accrued management fees	(78,559)	(69,021)	460,442
Accrued Independent Committee fees	(167)	2,764	25,800
Accrued professional fees	98,583	101,132	92,620
Accrued other expenses	17,192	122,733	148,450
Net realized (gain) loss from:
Short-term investments	(579)	(9,391)	(13)
Options written	(21,702,917)	(30,502,794)	(976,112)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	46,410	29,754	(70,827)
Futures contracts	2,198,050	(8,150,119)	3,255,655
Options written	(472,931)	1,679,643	(1,282,295)

Net cash provided by (used in) operating activities	51,010,220	52,629,043	(445,944,916)

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	—	(928,991)	928,991
Proceeds from issuance of shares	—	—	448,850,000
Offering costs	—	—	(940,000)
Cash paid for shares repurchased	(21,452,158)	(17,101,618)	—
Cash distributions paid to shareholders	(29,558,062)	(34,598,434)	(2,914,130)

Net cash provided by (used in) financing activities	(51,010,220)	(52,629,043)	445,924,861

Net increase (decrease) in cash	—	—	(20,055)
Cash—beginning of period	—	—	20,055

Cash—end of period	$—	$—	$—

(1)	The Fund commenced operations on October 25, 2012.

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

1. Organization

Fund Information

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

Investment Adviser

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

Sale of Nuveen Investments

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Objectives and Principal Investment Strategies

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. Organization (Continued)

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

2. Summary of Significant Accounting Policies

The Fund follows accounting and reporting guidance under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 “Financial Services-Investment Companies.” The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Purchases of U.S. government and agency obligations”, “Proceeds from sales and maturities of U.S. Government and agency obligations” and “Proceeds from (Purchases of) repurchase agreements, net” on the Statements of Cash Flows has been reclassified in the prior years to conform to the December 31, 2014 presentation.

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The average number of long and short futures contracts outstanding during the fiscal years ended December 31, 2014 and December 31, 2013 was as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Average number of long and short futures contracts outstanding*	4,894	5,621

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal years ended December 31, 2014 and December 31, 2013, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the fiscal years ended December 31, 2014 and December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the fiscal years ended December 31, 2014 and December 31, 2013, were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,029	$4,635,134	1,024	$4,747,719
Options written	6,301	24,701,944	7,116	34,938,175
Options terminated in closing purchase transactions	(1,276)	(5,507,366)	(1,027)	(5,262,491)
Options expired	(1,523)	(3,741,042)	(1,525)	(6,022,932)
Options exercised	(3,934)	(17,451,766)	(4,559)	(23,765,337)

Outstanding, end of the period	597	$2,636,904	1,029	$4,635,134

The average number of both call and put options written outstanding during the fiscal years ended December 31, 2014 and December 31, 2013, was as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Average number of options written outstanding*	891	938

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,007,169	$(1,007,169)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,583,731	$(1,583,731)	$—

*	As of December 31, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of December 31, 2014 and December 31, 2013 was $1,029,007 and $1,617,587, respectively.

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Fair Value Measurements

Fair value is defined as the price that would be received upon selling an investment or transferring a liability in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. A three-tier hierarchy is used to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The following is a summary of the three-tier hierarchy of valuation inputs.

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$248,868,176	$—	$248,868,176
Repurchase Agreements	—	1,007,169	—	1,007,169
Investments in Derivatives:
Futures Contracts*	2,696,414	—	—	2,696,414
Options Written	(2,561,321)	—	—	(2,561,321)

Total	$135,093	$249,875,345	$—	$250,010,438

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$306,178,344	$—	$306,178,344
Repurchase Agreements	—	1,583,731	—	1,583,731
Investments in Derivatives:
Futures Contracts*	4,894,464	—	—	4,894,464
Options Written	(5,032,482)	—	—	(5,032,482)

Total	$(138,018)	$307,762,075	$—	$307,624,057

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

December 31, 2014

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

Organizational Expenses and Offering Costs

In connection with the Fund’s initial public offering on October 25, 2012, Nuveen (i) reimbursed all organizational expenses of the Fund and (ii) paid all offering costs (other than sales load and underwriting commissions) that exceeded $0.05 per share. The Fund’s share of offering costs ($940,000) was recorded as a reduction of the proceeds from the sale of the shares. These costs are recognized as “Organization expenses” on the Statements of Operations.

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

December 31, 2014

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

December 31, 2014

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

December 31, 2014

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		December 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,601,270	Unrealized depreciation on futures contracts	$904,856
Commodity	Call Options	—	—	Options written, at value	273,834
Commodity	Put Options	—	—	Options written, at value	2,287,487
Total			$3,601,270		$3,466,177

		December 31, 2013
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$7,162,590	Unrealized depreciation on futures contracts	$2,268,126
Commodity	Call Options	—	—	Options written, at value	1,716,835
Commodity	Put Options	—	—	Options written, at value	3,315,647
Total			$7,162,590		$7,300,608

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the fiscal years ended December 31, 2014 and December 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012**
Net realized gain (loss) from:
Futures contracts	$(35,085,916)	$(41,169,967)	$(15,702,338)
Options written (call options)	15,787,488	16,377,174	852,033
Options written (put options)	5,915,429	14,125,620	124,079
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(2,198,050)	$8,150,119	$(3,255,655)
Options written (call options)	52,372	(1,210,924)	1,288,108
Options written (put options)	420,558	(468,719)	(5,813)

**	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

Transactions in share repurchases during the fiscal years ended December 31, 2014 and December 31, 2013 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Shares repurchased	1,410,000	1,045,000

Weighted average price per share repurchased	$14.89	$16.75

Weighted average discount per share repurchased	19.02%	18.32%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012. The financial highlights for the fiscal year ended December 31, 2012 reflect only sixty-eight days of the Fund’s operations (from its commencement of operations on October 25, 2012 through December 31, 2012). The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31,
	2014	2013	2012
Net Asset Value:
Net asset value per share—beginning of period	$20.52	$22.72	$23.88	(a)
Net investment income (loss)	(0.31)	(0.34)	(0.07)
Net realized and unrealized gain (loss)	(0.87)	(0.21)	(0.89)
Distributions	(1.70)	(1.86)	(0.15)
Offering costs	—	—	(0.05)
Discount from shares repurchased	0.30	0.21	—

Net asset value per share—end of period	$17.94	$20.52	$22.72

Market Value:
Market value per share—beginning of period	$17.22	$21.22	$25.00	(b)

Market value per share—end of period	$16.60	$17.22	$21.22

Ratios to Average Net Assets:
Net investment income (loss)	(1.65)%	(1.62)%	(1.69	)%(c)

Expenses	1.73%	1.73%	1.80	%(c)(d)

Total Returns:(e)
Based on Net Asset Value	(4.36)%	(1.37)%	(4.19)%

Based on Market Value	7.27%	(10.41)%	(14.50)%

(a)	Represents initial offering proceeds per share before offering costs. The Fund did not have a Net Asset Value per share prior to its initial public offering and commencement of operations on October 25, 2012.
(b)	The Fund did not have a Market Value per share prior to its initial public offering and commencement of operations on October 25, 2012.
(c)	Annualized.
(d)	Net of expense reimbursement from the Manager.
(e)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

Total Return Based on Market Value is the combination of changes in the market price per share and the assumed reinvestment of distributions, if any, at the ending market price per share on the distribution

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Financial Highlights (Continued)

payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the ending market price per share at the end of the period. Total returns are not annualized.

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the fiscal years ended December 31, 2014 and December 31, 2013. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$63,223	$64,461	$73,502	$77,699
Net investment income (loss)	$(1,214,517)	$(1,336,033)	$(1,430,882)	$(1,483,811)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(7,736,248)	$1,070,682	$1,020,901	$(9,509,284)
Net income (loss)	$(8,950,765)	$(265,351)	$(409,981)	$(10,993,095)
Increase (decrease) in net assets	$(27,027,089)	$(16,085,279)	$(8,842,084)	$(19,249,560)
Net income (loss) per weighted average share	$(0.54)	$(0.02)	$(0.02)	$(0.62)

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
Total investment income	$90,172	$105,432	$120,496	$133,431
Net investment income (loss)	$(1,502,768)	$(1,608,833)	$(1,586,243)	$(1,690,460)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$7,133,683	$(1,813,833)	$462,811	$(9,999,721)
Net income (loss)	$5,630,915	$(3,422,666)	$(1,123,432)	$(11,690,181)
Increase (decrease) in net assets	$(18,189,839)	$(14,068,600)	$(10,039,806)	$(20,432,571)
Net income (loss) per weighted average share	$0.29	$(0.18)	$(0.06)	$(0.62)

8. Subsequent Event

Distributions

On February 2, 2015 the Manager announced that the Fund’s regular monthly distribution to shareholders would be reduced from $0.1350 per share to $0.1190 per share effective with the distribution payable on March 2, 2015.

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Christopher A. Cotter. Mr. Cotter (age 55) is a Senior Advisor at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 63) retired in March 2013 from Convergent Capital Management, a multi-boutique asset management company, where he served as Managing Director and Chief Operating Officer from February 1998 through June 2012. He was involved in all management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. Mr. Hunt serves as Trustee for the Advisors Inner Circle III Funds and related funds (since February 2014) sponsored by SEI Corporation. Mr. Hunt also serves as trustee (since March 2013) for City National Rochdale Funds, a proprietary fund complex. Prior to serving as trustee for City National Rochdale Funds, he worked as business manager for those Funds, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and an MBA from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 64) retired in February 2014 from Finance Scholars Group, a boutique consulting firm providing litigation support services, where he served as Managing Director since March 2010. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Audit Professional from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 67) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The Independent Committee has determined that it has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-adviser, which invests the Fund’s assets in commodity futures contracts and options; and

•	the Collateral Sub-adviser, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisers;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $230.8 billion of assets under management as of December 31, 2014. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 58) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisors, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business. He is also a member of the Board of Directors of the Nuveen Fund Board (since September 1, 2013). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 50) has been Managing Director of NCAM since October 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisors of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Executive Vice President of NFAL (since January 1, 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 60) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Managing Director (since 2014), formerly, Senior Vice President (2013 – 2014) and Vice President (2005 to 2013) of NFAL and Vice President and Controller of the Nuveen Funds (since 1998). In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committees of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

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

Shanita Smith (age 36) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisors, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisers who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2014, all such necessary reports were filed in a timely manner.

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

The Fund incurred $4,139,952 in management fees for the fiscal year ended December 31, 2014, of which $312,862 was still payable to the Manager at the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of December 31, 2014, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.01%

Independent Committee
Jon C. Hunt	4,000 Shares	0.02%
L. Joe Moravy	1,500 Shares	0.01%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or member of the Independent Committee owned shares of the Fund as of December 31, 2014. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the fiscal years ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit Fees	$117,000	$112,240
Audit-Related Fees	—	—
Tax Fees	210,053	193,824
All Other Fees	—	—

Total	$327,053	$306,064

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2014 and December 31, 2013 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the shareholders of Nuveen Long/Short Commodity Total Return Fund:

Pursuant to Rule 4.22(h) under the Commodity Exchange Act, the undersigned represents that, to the best of his knowledge and belief, the information contained in the Annual Report on Form 10-K for the year ended December 31, 2014, for Nuveen Long/Short Commodity Total Return Fund is accurate and complete.

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV

President

(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 13, 2015.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 13, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 13, 2015