Form 10-Q
period 2015-03-31
Nuveen Long/Short Commodity Total Return Fund
filed 2015-05-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 32,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	$32,000,000
32,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	31,999,040
51,500	U.S. Treasury Bills	0.000%	5/28/15	Aaa	51,497,374
5,000	U.S. Treasury Bills	0.000%	6/25/15	Aaa	4,999,825
14,500	U.S. Treasury Bills	0.000%	7/23/15	Aaa	14,498,173
42,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	41,980,302
10,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	9,993,020
8,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	7,992,248
10,000	U.S. Treasury Bills	0.000%	12/10/15	Aaa	9,988,230
13,000	U.S. Treasury Bills	0.000%	1/07/16	Aaa	12,981,475
12,000	U.S. Treasury Bills	0.000%	2/04/16	Aaa	11,978,880
12,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	11,973,324

$ 242,000	Total U.S. Government and Agency Obligations (cost $241,840,810)				$241,881,891

	Repurchase Agreements
$ 2,845	Repurchase Agreement with State Street Bank, dated 3/31/15, repurchase price $2,844,840, collateralized by $2,805,000 U.S. Treasury Notes, 2.250%, due 11/15/24, value $2,903,175	0.000%	4/01/15	N/A	$2,844,840

	Total Repurchase Agreements (cost $2,844,840)				2,844,840

	Total Short-Term Investments (cost $244,685,650)				$244,726,731

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	May 2015	(132)	$(6,423,450)	$167,287
	CBOT Soybean Futures Contract	Short	July 2015	(325)	(15,888,437)	36,875

	Total Soybean					204,162

	Corn
	CBOT Corn Futures Contract	Short	May 2015	(537)	(10,102,312)	303,325
	CBOT Corn Futures Contract	Short	July 2015	(309)	(5,936,663)	224,063

	Total Corn					527,388

	Sugar
	ICE Sugar Futures Contract	Short	May 2015	(186)	(2,485,258)	543,190
	ICE Sugar Futures Contract	Short	July 2015	(532)	(7,185,830)	358,024

	Total Sugar					901,214

	Wheat
	CBOT Wheat Futures Contract	Short	May 2015	(46)	(1,177,025)	(13,700)
	CBOT Wheat Futures Contract	Short	July 2015	(235)	(6,039,500)	228,875

	Total Wheat					215,175

	Coffee
	ICE Coffee C Futures Contract	Short	May 2015	(136)	(6,777,900)	1,369,388

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2015	(38)	(1,241,840)	6,603
	CBOT Soybean Meal Futures Contract	Short	July 2015	(184)	(5,983,680)	(19,820)

	Total Soybean Meal					(13,217)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2015	(41)	(747,594)	21,882
	CBOT Soybean Oil Futures Contract	Short	July 2015	(200)	(3,674,400)	89,220

	Total Soybean Oil					111,102

	Cocoa
	ICE Cocoa Futures Contract	Short	May 2015	(25)	(674,750)	38,730
	ICE Cocoa Futures Contract	Short	July 2015	(105)	(2,833,950)	56,750

	Total Cocoa					95,480

	Cotton
	ICE Cotton Futures Contract	Short	May 2015	(73)	(2,303,150)	(57,620)
	ICE Cotton Futures Contract	Short	July 2015	(40)	(1,269,200)	(11,094)

	Total Cotton					(68,714)

	Total Agriculture					3,341,978

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Metals	Gold
	CEC Gold Futures Contract	Short	June 2015	(226)	$(26,740,320)	$494,590

	Silver
	CEC Silver Futures Contract	Short	May 2015	(87)	(7,220,130)	(104,230)

	Copper
	CEC Copper Futures Contract	Short	July 2015	(99)	(6,787,688)	114,975

	Total Metals					505,335

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2015	29	1,871,370	88,907
	CME Live Cattle Futures Contract	Long	June 2015	159	9,687,870	197,713

	Total Live Cattle					286,620

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2015	(11)	(274,670)	21,436
	CME Lean Hogs Futures Contract	Short	June 2015	(250)	(7,580,000)	406,928

	Total Lean Hogs					428,364

	Total Livestock					714,984

	Total Futures Contracts outstanding					$4,562,297

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2015	(34)	$340.00	$(11,050)

	Cocoa
	ICE Cocoa Futures Options	April 2015	(20)	3,000.00	(200)

	Total Agriculture				(11,250)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(29)	153.00	(96,570)

	Total Livestock				(96,570)

	Total Call Options Written outstanding (premiums received $118,215)		(83)		$(107,820)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2015	(68)	$1,100.00	$(431,800)

	Corn
	CBOT Corn Futures Options	April 2015	(130)	430.00	(351,813)

	Sugar
	ICE Sugar Futures Options	April 2015	(86)	18.00	(584,662)
	ICE Sugar Futures Options	June 2015	(24)	17.75	(152,947)

	Total Sugar				(737,609)

	Wheat
	CBOT Wheat Futures Options	April 2015	(43)	600.00	(190,812)

	Coffee
	ICE Coffee C Futures Options	April 2015	(21)	192.50	(469,350)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2015	(34)	340.00	(55,930)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2015	(37)	36.00	(124,764)

	Cocoa
	ICE Cocoa Futures Options	April 2015	(20)	3,000.00	(60,200)

	Cotton
	ICE Cotton Futures Options	April 2015	(17)	70.00	(59,075)

	Total Agriculture				(2,481,353)

Metals	Gold
	CEC Gold Futures Options	May 2015	(35)	1,250.00	(255,150)

	Silver
	CEC Silver Futures Options	April 2015	(13)	1,850.00	(126,360)

	Total Metals				(381,510)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(29)	153.00	(151)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2015	(11)	93.00	(134,530)
	CME Lean Hogs Futures Options	June 2015	(28)	106.00	(339,080)

	Total Lean Hogs				(473,610)

	Total Livestock				(473,761)

	Total Put Options Written outstanding (premiums received $2,689,161)		(596)		$(3,336,624)

	Total Options Written outstanding (premiums received $2,807,376)		(679)		$(3,444,444)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 188 and (3,817), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $11,559,240 and $(129,347,747), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $4,768,761 and $(206,464), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $244,685,650 and $249,880,682, respectively)	$244,726,731	$249,875,345
Deposits with brokers	46,582,742	44,088,266
Unrealized appreciation on futures contracts	4,768,761	3,601,270
Other assets	11,303	—

Total assets	$296,089,537	$297,564,881

LIABILITIES
Options written, at value (premiums received $2,807,376 and $2,636,904, respectively)	3,444,444	2,561,321
Unrealized depreciation on futures contracts	206,464	904,856
Payable for distributions	1,945,155	—
Accrued expenses:
Management fees	308,282	312,862
Independent Committee fees	29,221	28,397
Professional fees	170,483	292,335
Other	276,413	288,375

Total liabilities	6,380,462	4,388,146

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at March 31, 2015 and December 31, 2014	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(119,667,204)	(116,199,544)

Total shareholders’ capital (Net assets)	289,709,075	293,176,735

Total liabilities and shareholders’ capital	$296,089,537	$297,564,881

Net assets	$289,709,075	$293,176,735

Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$17.72	$17.94

Market value per share outstanding	$16.68	$16.60

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest	$48,480	$77,699

Total investment income	48,480	77,699

Expenses:
Management fees	896,666	1,094,537
Brokerage commissions	62,258	170,842
Custodian fees and expenses	24,789	29,447
Independent Committee fees and expenses	30,045	28,452
Professional fees	114,875	114,213
Shareholder reporting expenses	34,965	31,811
Licensing fees	71,804	87,396
Other expenses	8,070	4,812

Total expenses	1,243,472	1,561,510

Net investment income (loss)	(1,194,992)	(1,483,811)

Net realized gain (loss) from:
Short-term investments	177	29
Futures contracts	(602,725)	(16,761,295)
Options written	3,228,578	7,760,857
Change in net unrealized appreciation (depreciation) of:
Short-term investments	46,418	(7,634)
Futures contracts	1,865,883	(374,003)
Options written	(712,651)	(127,238)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	3,825,680	(9,509,284)

Net income (loss)	$2,630,688	$(10,993,095)

Net income (loss) per weighted-average share	$0.16	$(0.62)
Weighted-average shares outstanding	16,345,840	17,755,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Shareholders’ capital-beginning of period	$293,176,735	$364,380,747
Repurchase of shares	—	(21,026,758)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,194,992)	(5,465,243)
Net realized gain (loss) from:
Short-term investments	177	579
Futures contracts	(602,725)	(35,085,916)
Options written	3,228,578	21,702,917
Change in net unrealized appreciation (depreciation) of:
Short-term investments	46,418	(46,410)
Futures contracts	1,865,883	(2,198,050)
Options written	(712,651)	472,931

Net income (loss)	2,630,688	(20,619,192)

Distributions to shareholders	(6,098,348)	(29,558,062)

Shareholders’ capital–end of period	$289,709,075	$293,176,735

Shares–beginning of period	16,345,840	17,755,840
Repurchase of shares	—	(1,410,000)

Shares–end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,630,688	$(10,993,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(36,918,617)	(102,170,068)
Proceeds from sales and maturities of U.S. government and agency obligations	43,999,978	115,249,996
Proceeds from (purchases of) repurchase agreements, net	(1,837,671)	(5,409,255)
Premiums received for options written	4,051,073	7,183,381
Cash paid for options written	(652,023)	(821,233)
Amortization (accretion) of short-term investments	(48,481)	(77,701)
(Increase) decrease in:
Deposits with brokers	(2,494,476)	10,311,377
Other assets	(11,303)	(11,301)
Increase (decrease) in:
Accrued management fees	(4,580)	(21,641)
Accrued Independent Committee fees	824	28,452
Accrued professional fees	(121,852)	(33,983)
Accrued other expenses	(11,962)	(53,208)
Net realized (gain) loss from:
Short-term investments	(177)	(29)
Options written	(3,228,578)	(7,760,857)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(46,418)	7,634
Futures contracts	(1,865,883)	374,003
Options written	712,651	127,238

Net cash provided by (used in) operating activities	4,153,193	5,929,710

Cash flows from financing activities:
Cash paid for shares repurchased	—	(425,400)
Cash distributions paid to shareholders	(4,153,193)	(5,504,310)

Net cash provided by (used in) financing activities	(4,153,193)	(5,929,710)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. Shareholders will vote on the Conversion at the Fund’s annual meeting of shareholders, originally scheduled for March 31, 2015, but adjourned until May 15, 2015, to permit additional solicitation of votes. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Objectives and Principal Investment Strategies

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

1. Organization (Continued)

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

March 31, 2015

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

The average number of long and short futures contracts outstanding during the three months ended March 31, 2015 and fiscal year December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Average number of long and short futures contracts outstanding*	3,778	4,894

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2015 and fiscal year ended December 31, 2014, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the three months ended March 31, 2015 and the fiscal year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the three months ended March 31, 2015 and the fiscal year December 31, 2014, were as follows:

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	597	$2,636,904	1,029	$4,635,134
Options written	974	4,051,073	6,301	24,701,944
Options terminated in closing purchase transactions	(136)	(730,560)	(1,276)	(5,507,366)
Options expired	(185)	(631,491)	(1,523)	(3,741,042)
Options exercised	(571)	(2,518,550)	(3,934)	(17,451,766)

Outstanding, end of the period	679	$2,807,376	597	$2,636,904

The average number of both call and put options written outstanding during the three months ended March 31, 2015 and fiscal year December 31, 2014, was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	638	891

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$2,844,840	$(2,844,840)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,007,169	$(1,007,169)	$—

*	As of March 31, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of March 31, 2015 and December 31, 2014 was $2,903,175 and $1,029,007, respectively.

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

March 31, 2015

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

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$241,881,891	$—	$241,881,891
Repurchase Agreements	—	2,844,840	—	2,844,840
Investments in Derivatives:
Futures Contracts*	4,562,297	—	—	4,562,297
Options Written	(3,444,444)	—	—	(3,444,444)

Total	$1,117,853	$244,726,731	$—	$245,844,584

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$248,868,176	$—	$248,868,176
Repurchase Agreements	—	1,007,169	—	1,007,169
Investments in Derivatives:
Futures Contracts*	2,696,414	—	—	2,696,414
Options Written	(2,561,321)	—	—	(2,561,321)

Total	$135,093	$249,875,345	$—	$250,010,438

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

March 31, 2015

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

March 31, 2015

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

March 31, 2015

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$4,768,761	Unrealized depreciation on futures contracts	$206,464
Commodity	Call Options	—	—	Options written, at value	107,820
Commodity	Put Options	—	—	Options written, at value	3,336,624
Total			$4,768,761		$3,650,908

		December 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,601,270	Unrealized depreciation on futures contracts	$904,856
Commodity	Call Options	—	—	Options written, at value	273,834
Commodity	Put Options	—	—	Options written, at value	2,287,487
Total			$3,601,270		$3,466,177

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2015 and March 31, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net realized gain (loss) from:
Futures contracts	$(602,725)	$(16,761,295)
Options written (call options)	588,609	4,427,124
Options written (put options)	2,639,969	3,333,733
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$1,865,883	$(374,003)
Options written (call options)	(119,161)	(850,408)
Options written (put options)	(593,490)	723,170

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

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

Transactions in share repurchases during the three months ended March 31, 2015 and fiscal year December 31, 2014 were as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Shares repurchased	—	1,410,000

Weighted average price per share repurchased	—	$14.89

Weighted average discount per share repurchased	—	19.02%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2015 and March 31, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31,
	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$17.94	$20.52
Net investment income (loss)	(0.07)	(0.08)
Net realized and unrealized gain (loss)	0.22	(0.53)
Distributions	(0.37)	(0.47)

Net asset value per share—end of period	$17.72	$19.44

Market Value:
Market value per share—beginning of period	$16.60	$17.22

Market value per share—end of period	$16.68	$16.54

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.67)%	(1.69)%

Expenses	1.73%	1.78%

Total Returns:(b)
Based on Net Asset Value	0.86%	(3.02)%

Based on Market Value	2.73%	(1.28)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with its public offering. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF”. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s options strategy seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, and short-term, high-grade debt securities.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. Shareholders will vote on the Conversion at the Fund’s annual meeting of shareholders, originally scheduled for March 31, 2015, but adjourned until May 15, 2015, to permit additional solicitation of votes. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured. In connection with seeking shareholder approval of the Conversion, the Fund has filed with the Securities and Exchange Commission (“SEC”) a proxy statement and other solicitation materials which contain important information about the Conversion. The proxy statement and other solicitation material filed by the Fund are available, free of charge, on the SEC’s website at www.sec.gov.

Results of Operations

The Quarter Ended March 31, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.68 on the close of business on March 31, 2015. This represents an increase of 0.48% in share price (not including an assumed reinvestment of distributions) from the $16.60 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the quarter were $17.06 (January 26, 2015) and $16.31 (February 26, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.373 per share to shareholders, of which $0.119 was paid on April 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 2.73%. At March 31, 2015, shares of the Fund traded at a 5.87% discount to the Fund’s net asset value of $17.72 per share.

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

The Quarter Ended March 31, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $293.2 million at December 31, 2014, to $289.7 million at March 31, 2015, a decrease of $3.5 million. The decrease in the Fund’s net assets was due to net income of $2.6 million, offset by $6.1 million of distributions to shareholders.

The Fund generated net income of $2.6 million for the quarter ended March 31, 2015, resulting from net realized gains of $2.6 million, change in net unrealized appreciation of $1.2 million, offset by total expenses of $1.2 million.

During the quarter ended March 31, 2015, the Fund’s collateral investments generated interest income of $48,480, which represents 0.02% of average net assets for the quarter ended March 31, 2015.

The net asset value per share on March 31, 2015, was $17.72. This represents a decrease of 1.23% in net asset value (not including an assumed reinvestment of distributions) from the $17.94 net asset value as of December 31, 2014. The Fund declared distributions totaling $0.373 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 0.86% for the quarter ended March 31, 2015.

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

The Quarter Ended March 31, 2015 – Overall Commodity Market Commentary

The long-only Bloomberg Commodity Index (“BCOM”) fell 5.9% for the quarter, while the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark), rose 2.7%. Within the Index, the agriculture and livestock groups advanced, the energy group was held as a flat position, and the metals group declined for the quarter.

The largest group by weight, energy commodities represented 49.5% of the Index at the end of the quarter. In the broad market, all energy commodities except unleaded gasoline traded lower over the quarter. Crude oil continued to reel from the Organization of Petroleum Exporting Countries’ (OPEC) decision at year-end to maintain production levels despite falling prices, as well as expectations for weakening global demand amid a strong U.S. dollar and weak economic data in China and Europe. Natural gas prices also suffered amid plentiful supply due to record production and softer demand expectations driven by mild weather forecasts. Unleaded gas and heating oil fared slightly better, as a U.S. refinery strike in February and cold weather hampered refining capacity. Lower gas prices also bolstered consumer demand in the U.S., China and India. The Index maintained flat positions across all energy commodities for the period.

Agricultural commodities made up 29.6% of the Index at the end of the quarter. All agriculture commodities except for cotton declined in the broad market during the first quarter. Wheat was dragged down by its sensitivity to the strong U.S. dollar, which makes foreign crops seem cheaper in comparison. Corn prices fell on news that U.S. stockpiles and spring planting estimates were larger than analysts expected. Sugar and Arabica coffee, which are predominantly produced in Brazil, experienced sharp sell-offs as growing conditions were expected to improve with favorable weather forecasts and as weakness in the Brazilian currency encourages exports, which could further contribute to global supply gluts. Cocoa futures also lost value amid waning chocolate demand, especially in the emerging markets, and an expected bumper crop in the Ivory Coast. In contrast, cotton prices rallied on the back of strong U.S. export sales and lower expected plantings in the U.S. The Index’s agriculture group gained 9.4% for the period.

The Index includes three metals: gold, silver and copper, which totaled 14.4% of the Index at the end of the quarter. Gold prices were volatile in the broad market during the quarter, topping $1,300 per ounce in January, then falling below $1,150 in mid-March, and advancing in the final weeks of the period to end close to where they started. Silver, however, was one of the few commodities in the broad market with a positive return for the quarter, bolstered by a rally early in the quarter and a late-March short-covering rally in which traders drove prices higher as they bought back contracts to cover open short positions. Concerns about China’s economic slowdown and the strengthening U.S. dollar continued to hamper copper prices. The metals group was down 1.5% in the Index for the period.

Livestock is the smallest group, comprising 6.5% of the Index at the end of the quarter. Lean hogs were the worst performing commodity in the broad market, plunging 23.7% in the BCOM during the quarter. Supply continued to outpace demand for several reasons. U.S. exports slackened, due to the stronger U.S. dollar and a port strike in California that created a bottleneck for sales to Asia. Meanwhile, a seasonal increase in a fatal pig virus did not materialize as expected, and cheaper feed costs resulting from weaker grain prices continued to encourage farmers to bulk up their hogs. Live cattle had a slightly negative return in the broad market for the quarter. Overall, the Index’s livestock group rose 8.2% for the period.

The Quarter Ended March 31, 2014 – Overall Commodity Market Commentary

The broad commodity market trended higher in the first quarter of 2014, rising 7.0% as measured by the BCOM, a long only commodity market benchmark. The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) declined 3.5% for the quarter. Within the Index, livestock was the only group with a positive return, with the agriculture, energy, and metals groups posting losses during the period.

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

Agricultural commodities made up 26.1% of the Index at the end of the quarter. All of the components of the commodity group were up for the quarter in the broad market as measured by the BCOM. The U.S. Department of Agriculture forecasted lower plantings and strong export sales of corn, bolstering corn prices. Wheat prices increased on concerns about damage to the winter crops from cold, dry weather in the United States. Wheat supplies were also threatened by shipping delays in Canada, reduced exports from South America, and the crisis in Ukraine (the sixth largest wheat exporter). Brazil, which leads the world’s production and export of both Arabica coffee and sugar, experienced the hottest January on record and the driest start to the year since 1954. This resulted in coffee and sugar prices rallying strongly during the quarter on concerns about scorched crops. In the Index, the agriculture group fell 2.4% for the quarter.

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

The Quarter Ended March 31, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 1.3% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which fell 5.9%, but underperformed the Index, which returned 2.7%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was 0.86%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in soybean meal, gold, cocoa, and live cattle, which contributed positively to performance.

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

The Fund’s agriculture position was the largest detractor from performance relative to the Index, followed by livestock and metals, while energy had a neutral impact.

The Fund’s agriculture position gained 6.7% for the period, but lagged the Index’s 9.4% return. The Fund’s relative underperformance was primarily due to its soybean meal position. Soybean meal prices were choppy during the quarter, which caused excess flipping activity for the Fund, resulting in the Fund experiencing a whipsaw effect. However, the Fund collected additional option premium by selling both puts and calls on soybean meal during these position changes, which helped offset some of the negative impact of the whipsaw effect. The Fund’s coffee position was another relative detractor within the group. Although coffee was the best performing commodity in the Index, up 24.4% for the quarter, the Fund’s coffee options, flipping activity and contract selection were unfavorable during the quarter as the Fund’s coffee positions only gained 17.9% for the quarter. The Fund also sold additional call options on cocoa, collecting extra premium for the Fund and mitigating some of the drag on performance caused by the Fund’s intra-quarter flip in cocoa.

The Fund’s livestock position was up 2.7% for the period, falling short of the Index’s 8.2% gain. The Fund’s underperformance was chiefly driven by its live cattle position. Here the Fund had been long since the third quarter of 2013 but experienced unfavorable flipping activity from late January through late March, while the Index flipped only once from long to short in March, hurting relative performance against the Index. However, during this time, the Fund did benefit from selling additional options on live cattle and collecting the premiums.

In the metals group, the Fund was down 2.9% for the period, underperforming the Index, which was down 1.5%. The Fund continued to hold short positions in all three metals, as it has since the third quarter of 2014. Relative performance was hurt by flipping activity in the Fund’s gold position. However, the Fund was able to collect additional option premium by selling more gold options during that time, which offset some of the underperformance.

Within the energy group, both the Fund and the Index have maintained flat positions across all energy commodities since the third quarter of 2014.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of March 31, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2015
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	2.73%	11.61%	-6.73%
Net Asset Value	0.86%	-0.53%	-3.73%
Index	2.26%	0.16%	0.32%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. Effective with the distribution paid on March 2, 2015, the Fund’s distribution rate was reduced from $0.135 per share to $0.119 per share.

Commodity Weightings

The table below presents the composition of the Fund’s commodity portfolio and the Index as of March 31, 2015. The March 31, 2015 composition serves as a guide to how the composition of the Fund’s commodity portfolio compared to that of the Index.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Flat	19.33%	Flat	19.32%
	Heating Oil	Flat	14.98%	Flat	15.11%
	Natural Gas	Flat	8.77%	Flat	8.84%
	Unleaded Gas	Flat	6.21%	Flat	6.26%

			49.29%		49.53%

Agriculture	Soybean	Short	7.80%	Short	7.84%
	Corn	Short	6.00%	Short	5.86%
	Sugar	Short	3.84%	Short	3.81%
	Wheat	Short	2.77%	Short	2.71%
	Coffee	Short	2.73%	Short	2.76%
	Soybean Meal	Short	2.46%	Short	2.49%
	Soybean Oil	Short	1.58%	Short	1.57%
	Cocoa	Short	1.30%	Short	1.31%
	Cotton	Short	1.24%	Short	1.24%

			29.72%		29.59%

Metals	Gold	Short	9.40%	Short	9.36%
	Silver	Short	2.62%	Short	2.65%
	Copper	Short	2.42%	Short	2.41%

			14.44%		14.42%

Livestock	Live Cattle	Long	3.95%	Short	3.87%
	Lean Hogs	Short	2.60%	Short	2.59%

			6.55%		6.46%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of shorting energy futures contracts when market signals dictate, the Fund will not have a futures contract position for that energy commodity, and will instead move that position to cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the three months ended March 31, 2015.

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

A commodity broker, when acting as the Fund’s futures commission merchant, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations also require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with assets of the commodity broker.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Commodity Sub-adviser, the Collateral Sub-adviser, the custodian, the transfer agent and the commodity broker. Management fee payments made to the Manager are calculated as a percentage of the Fund’s net assets. The custodian fee is primarily based on the

Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

The Fund holds a significant portion of its assets in futures contracts, options contracts, and short-term, high-grade debt instruments, all of which are recorded on a trade date basis and recognized at fair value in the financial statements, with changes in fair value reported on the Statements of Operations as change in net unrealized appreciation (depreciation).

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2015.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2015	29	$1.6133	40,000	$1,871,370
	CME Live Cattle Futures Contract	Long	June 2015	159	1.5233	40,000	9,687,870

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	May 2015	(132)	$9.7325	5,000	$(6,423,450)
	CBOT Soybean Futures Contract	Short	July 2015	(325)	9.7775	5,000	(15,888,437)
	Corn
	CBOT Corn Futures Contract	Short	May 2015	(537)	3.7625	5,000	(10,102,312)
	CBOT Corn Futures Contract	Short	July 2015	(309)	3.8425	5,000	(5,936,663)
	Sugar
	ICE Sugar Futures Contract	Short	May 2015	(186)	0.1193	112,000	(2,485,258)
	ICE Sugar Futures Contract	Short	July 2015	(532)	0.1206	112,000	(7,185,830)
	Wheat
	CBOT Wheat Futures Contract	Short	May 2015	(46)	5.1175	5,000	(1,177,025)
	CBOT Wheat Futures Contract	Short	July 2015	(235)	5.1400	5,000	(6,039,500)
	Coffee
	ICE Coffee C Futures Contract	Short	May 2015	(136)	1.3290	37,500	(6,777,900)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2015	(38)	326.8000	100	(1,241,840)
	CBOT Soybean Meal Futures Contract	Short	July 2015	(184)	325.2000	100	(5,983,680)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	May 2015	(41)	0.3039	60,000	(747,594)
	CBOT Soybean Oil Futures Contract	Short	July 2015	(200)	0.3062	60,000	(3,674,400)
	Cocoa
	ICE Cocoa Futures Contract	Short	May 2015	(25)	2,699.0000	10	(674,750)
	ICE Cocoa Futures Contract	Short	July 2015	(105)	2,699.0000	10	(2,833,950)
	Cotton
	ICE Cotton Futures Contract	Short	May 2015	(73)	0.6310	50,000	(2,303,150)
	ICE Cotton Futures Contract	Short	July 2015	(40)	0.6346	50,000	(1,269,200)

Metals	Gold
	CEC Gold Futures Contract	Short	June 2015	(226)	1,183.2000	100	(26,740,320)
	Silver
	CEC Silver Futures Contract	Short	May 2015	(87)	16.5980	5,000	(7,220,130)

Short Futures Contracts (Continued)
Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Copper
	CEC Copper Futures Contract	Short	July 2015	(99)	$2.7425	25,000	$(6,787,688)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2015	(11)	0.6243	40,000	(274,670)
	CME Lean Hogs Futures Contract	Short	June 2015	(250)	0.7580	40,000	(7,580,000)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2015	(34)	$340.00	$(11,050)
	Cocoa
	ICE Cocoa Futures Options	April 2015	(20)	3,000.00	(200)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(29)	153.00	(96,570)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2015	(68)	$1,100.00	$(431,800)
	Corn
	CBOT Corn Futures Options	April 2015	(130)	430.00	(351,813)
	Sugar
	ICE Sugar Futures Options	April 2015	(86)	18.00	(584,662)
	ICE Sugar Futures Options	June 2015	(24)	17.75	(152,947)
	Wheat
	CBOT Wheat Futures Options	April 2015	(43)	600.00	(190,812)
	Coffee
	ICE Coffee C Futures Options	April 2015	(21)	192.50	(469,350)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2015	(34)	340.00	(55,930)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2015	(37)	36.00	(124,764)
	Cocoa
	ICE Cocoa Futures Options	April 2015	(20)	3,000.00	(60,200)
	Cotton
	ICE Cotton Futures Options	April 2015	(17)	70.00	(59,075)

Metals	Gold
	CEC Gold Futures Options	May 2015	(35)	1,250.00	(255,150)
	Silver
	CEC Silver Futures Options	April 2015	(13)	1,850.00	(126,360)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(29)	153.00	(151)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2015	(11)	93.00	(134,530)
	CME Lean Hogs Futures Options	June 2015	(28)	106.00	(339,080)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2015, the Fund held U.S. Treasury bills worth $241,881,891 with a par value of $242,000,000, and a repurchase agreement worth $2,844,840.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2014, and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the SEC) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2014, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2015.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). No shares have been repurchased during the fiscal year to date period ended March 31, 2015. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 7, 2015.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
May 7, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 7, 2015