Form 10-Q
period 2015-06-30
Nuveen Long/Short Commodity Total Return Fund
filed 2015-08-07
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at June 30, 2015 (Unaudited)	3

	Statements of Financial Condition at June 30, 2015 (Unaudited) and December 31, 2014	7

	Statements of Operations (Unaudited) for the three months ended June 30, 2015 and June 30, 2014 and for the six months ended June 30, 2015 and June 30, 2014	8

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014	9

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and June 30, 2014	10

	Notes to Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 14,500	U.S. Treasury Bills	0.000%	7/23/15	Aaa	$14,499,957
42,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	42,000,000
10,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	9,999,410
8,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	7,999,032
10,000	U.S. Treasury Bills	0.000%	12/10/15	Aaa	9,998,090
13,000	U.S. Treasury Bills	0.000%	1/07/16	Aaa	12,995,021
17,000	U.S. Treasury Bills	0.000%	2/04/16	Aaa	16,990,735
12,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	11,988,312
30,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	29,960,040
35,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	34,944,945
45,000	U.S. Treasury Bills	0.000%	5/26/16	Aaa	44,909,235

$ 236,500	Total U.S. Government And Agency Obligations (cost $236,200,736)				$236,284,777

	Repurchase Agreements
$ 7,301	Repurchase Agreement with State Street Bank, dated 6/30/15, repurchase price $7,300,896, collateralized by $7,110,000 U.S. Treasury Notes, 2.625%, due 11/15/20, value $7,447,725	0.000%	7/01/15	N/A	$7,300,896

	Total Repurchase Agreements (cost $7,300,896)				7,300,896

	Total Short-Term Investments (cost $243,501,632)				$243,585,673

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2015	(155)	$(8,038,688)	$(463,077)

	Corn
	CBOT Corn Futures Contract	Short	September 2015	(519)	(10,950,900)	(1,220,529)

	Sugar
	ICE Sugar Futures Contract	Short	October 2015	(840)	(11,731,776)	52,321

	Coffee
	ICE Coffee C Futures Contract	Short	September 2015	(162)	(8,043,300)	310,106

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	220	7,598,800	386,858

	Wheat
	CBOT Wheat Futures Contract	Long	September 2015	310	9,544,125	762,597

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	201	4,108,842	36,866

	Cotton
	ICE Cotton Futures Contract	Long	December 2015	97	3,293,635	185,908

	Cocoa
	ICE Cocoa Futures Options	Long	September 2015	91	2,974,790	124,329

	Total Agriculture					175,379

Metals	Gold
	CEC Gold Futures Contract	Short	August 2015	(204)	(23,904,720)	306,060

	Silver
	CEC Silver Futures Contract	Short	September 2015	(91)	(7,089,355)	85,815

	Copper
	CEC Copper Futures Contract	Short	September 2015	(105)	(6,864,375)	467,829

	Total Metals					859,704

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2015	(31)	(1,836,130)	4,531
	CME Live Cattle Futures Contract	Short	October 2015	(28)	(1,687,840)	73

	Total Live Cattle					4,604

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	July 2015	(30)	(914,400)	54,720
	CME Lean Hogs Futures Contract	Short	October 2015	(230)	(6,072,000)	(222,754)

	Total Lean Hogs					(168,034)

	Total Livestock					(163,430)

	Total Futures Contracts outstanding					$871,653

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2015	(68)	$980.00	$(276,675)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(34)	310.00	(143,650)

	Wheat
	CBOT Wheat Futures Options	August 2015	(48)	540.00	(197,100)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(31)	33.50	(34,875)

	Cotton
	ICE Cotton Futures Options	November 2015	(15)	63.00	(47,475)

	Cocoa
	ICE Cocoa Futures Options	August 2015	(14)	2,950.00	(45,360)

	Total Agriculture				(745,135)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(28)	149.00	(21,560)

	Total Livestock				(21,560)

	Total Call Options Written outstanding
	(premiums received $518,559)		(238)		$(766,695)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2015	(68)	$980.00	$(82,025)

	Corn
	CBOT Corn Futures Options	August 2015	(143)	395.00	(67,031)

	Sugar
	ICE Sugar Futures Options	September 2015	(130)	15.00	(377,104)

	Coffee
	ICE Coffee C Futures Options	August 2015	(25)	177.50	(426,844)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(31)	33.50	(24,273)

	Wheat
	CBOT Wheat Futures Options	August 2015	(48)	540.00	(15,300)

	Total Agriculture				(992,577)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Metals	Gold
	CEC Gold Futures Options	July 2015	(31)	$1,235.00	$(201,810)

	Silver
	CEC Silver Futures Options	August 2015	(14)	17.25	(124,670)

	Total Metals				(326,480)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(28)	149.00	(31,920)

	Lean Hogs
	CME Lean Hogs Futures Options	July 2015	(30)	102.00	(309,600)
	CME Lean Hogs Futures Options	October 2015	(9)	84.00	(65,520)

	Total Lean Hogs				(375,120)

	Total Livestock				(407,040)

	Total Put Options Written outstanding
	(premiums received $1,909,092)		(557)		$(1,726,097)

	Total Options Written outstanding
	(premiums received $2,427,651)		(795)		$(2,492,792)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 919 and (2,395), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $27,520,192 and $(87,133,484), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $2,778,013 and $(1,906,360), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $243,501,632 and $249,880,682, respectively)	$243,585,673	$249,875,345
Deposits with brokers	39,043,362	44,088,266
Unrealized appreciation on futures contracts	2,778,013	3,601,270
Other assets	7,564	—

Total assets	$285,414,612	$297,564,881

LIABILITIES
Options written, at value (premiums received $2,427,651 and $2,636,904, respectively)	2,492,792	2,561,321
Unrealized depreciation on futures contracts	1,906,360	904,856
Payable for distributions	1,945,155	—
Accrued expenses:
Management fees	292,323	312,862
Independent Committee fees	29,792	28,397
Professional fees	185,492	292,335
Other	316,429	288,375

Total liabilities	7,168,343	4,388,146

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at June 30, 2015 and December 31, 2014	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(131,130,010)	(116,199,544)

Total shareholders’ capital (Net assets)	278,246,269	293,176,735

Total liabilities and shareholders’ capital	$285,414,612	$297,564,881

Net assets	$278,246,269	$293,176,735
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$17.02	$17.94

Market value per share outstanding	$16.43	$16.60

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months ended June 30, 2015 and June 30, 2014

For the Six Months ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest	$123,629	$73,502	$172,109	$151,201

Total Investment Income	123,629	73,502	172,109	151,201

Expenses:
Management fees	891,935	1,066,481	1,788,601	2,161,018
Brokerage commissions	74,836	112,300	137,094	283,142
Conversion expenses	230,033	—	230,033	—
Custodian fees and expenses	33,367	39,728	58,156	69,175
Independent Committee fees and expenses	32,112	26,955	62,157	55,407
Professional fees	96,101	124,146	210,976	238,359
Shareholder reporting expenses	19,193	41,147	54,158	72,958
Licensing fees	76,953	85,367	148,757	172,763
Other expenses	5,925	8,260	13,995	13,072

Total expenses	1,460,455	1,504,384	2,703,927	3,065,894

Net investment income (loss)	(1,336,826)	(1,430,882)	(2,531,818)	(2,914,693)

Net realized gain (loss) from:
Short-term investments	—	—	177	29
Futures contracts	(5,780,019)	(3,251,831)	(6,382,744)	(20,013,126)
Options written	4,565,258	8,149,572	7,793,836	15,910,429
Change in net unrealized appreciation (depreciation) of:
Short-term investments	42,960	14,915	89,378	7,281
Futures contracts	(3,690,644)	(4,608,409)	(1,824,761)	(4,982,412)
Options written	571,927	716,654	(140,724)	589,416

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(4,290,518)	1,020,901	(464,838)	(8,488,383)

Net income (loss)	$(5,627,344)	$(409,981)	$(2,996,656)	$(11,403,076)

Net income (loss) per weighted-average share	$(0.34)	$(0.02)	$(0.18)	$(0.64)
Weighted-average shares outstanding	16,345,840	17,734,881	16,345,840	17,745,360

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2015 (Unaudited) and the Year Ended December 31, 2014

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Shareholders’ capital-beginning of period	$293,176,735	$364,380,747
Repurchase of shares	—	(21,026,758)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,531,818)	(5,465,243)
Net realized gain (loss) from:
Short-term investments	177	579
Futures contracts	(6,382,744)	(35,085,916)
Options written	7,793,836	21,702,917
Change in net unrealized appreciation (depreciation) of:
Short-term investments	89,378	(46,410)
Futures contracts	(1,824,761)	(2,198,050)
Options written	(140,724)	472,931

Net income (loss)	(2,996,656)	(20,619,192)

Distributions to shareholders	(11,933,810)	(29,558,062)

Shareholders’ capital—end of period	$278,246,269	$293,176,735

Shares—beginning of period	16,345,840	17,755,840
Repurchase of shares	—	(1,410,000)

Shares—end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,996,656)	(11,403,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(151,654,915)	(218,561,061)
Proceeds from sales and maturities of U.S. government and agency obligations	164,499,978	246,249,996
Proceeds from (purchases of) repurchase agreements, net	(6,293,727)	(7,555,461)
Premiums received for options written	9,070,982	16,396,646
Cash paid for options written	(1,486,398)	(1,265,657)
Amortization (accretion) of short-term investments	(172,110)	(151,203)
(Increase) decrease in:
Deposits with brokers	5,044,904	2,544,528
Other assets	(7,564)	(7,560)
Increase (decrease) in:
Accrued management fees	(20,539)	(40,921)
Accrued Independent Committee fees	1,395	(804)
Accrued professional fees	(106,843)	100,457
Accrued other expenses	28,054	(56,786)
Net realized (gain) loss from:
Short-term investments	(177)	(29)
Options written	(7,793,836)	(15,910,429)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(89,378)	(7,281)
Futures contracts	1,824,761	4,982,412
Options written	140,724	(589,416)

Net cash provided by (used in) operating activities	9,988,655	14,724,355

Cash flows from financing activities:
Cash paid for shares repurchased	—	(1,324,089)
Cash distributions paid to shareholders	(9,988,655)	(13,400,266)

Net cash provided by (used in) financing activities	(9,988,655)	(14,724,355)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of regulatory approvals. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission to register common shares that may be issued from time to time after the Conversion. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, adoption of an expense cap, and changes to the Fund’s investment strategy, name, distribution policy and the exchange on which the Fund’s shares trade. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

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

June 30, 2015

1. Organization (Continued)

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

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

The average number of long and short futures contracts outstanding during the six months ended June 30, 2015 and year December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Average number of long and short futures contracts outstanding*	3,623	4,894

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2015 and year ended December 31, 2014, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the six months ended June 30, 2015 and the year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the six months ended June 30, 2015 and the year December 31, 2014, were as follows:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	597	$2,636,904	1,029	$4,635,134
Options written	2,519	9,070,982	6,301	24,701,944
Options terminated in closing purchase transactions	(470)	(2,011,385)	(1,276)	(5,507,366)
Options expired	(392)	(918,531)	(1,523)	(3,741,042)
Options exercised	(1,459)	(6,350,319)	(3,934)	(17,451,766)

Outstanding, end of the period	795	$2,427,651	597	$2,636,904

The average number of both call and put options written outstanding during the six months ended June 30, 2015 and year December 31, 2014, was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	690	891

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of June 30, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$7,300,896	$(7,300,896)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,007,169	$(1,007,169)	$—

*	As of June 30, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of June 30, 2015 and December 31, 2014 was $7,447,725 and $1,029,007, respectively.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

Investment Valuation

Commodity futures contracts and options on commodity futures contracts traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. Over-the-counter commodity futures contracts and options on commodity futures contracts not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$236,284,777	$—	$236,284,777
Repurchase Agreements	—	7,300,896	—	7,300,896
Investments in Derivatives:
Futures Contracts*	871,653	—	—	871,653
Options Written	(2,492,792)	—	—	(2,492,792)

Total	$(1,621,139)	$243,585,673	$—	$241,964,534

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$248,868,176	$—	$248,868,176
Repurchase Agreements	—	1,007,169	—	1,007,169
Investments in Derivatives:
Futures Contracts*	2,696,414	—	—	2,696,414
Options Written	(2,561,321)	—	—	(2,561,321)

Total	$135,093	$249,875,345	$—	$250,010,438

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

June 30, 2015

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

In connection with the Conversion described previously, the Fund incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued other expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations.

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

June 30, 2015

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

June 30, 2015

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

June 30, 2015

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,778,013	Unrealized depreciation on futures contracts	$1,906,360
Commodity	Call Options	—	—	Options written, at value	766,695
Commodity	Put Options	—	—	Options written, at value	1,726,097
Total			$2,778,013		$4,399,152

		December 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,601,270	Unrealized depreciation on futures contracts	$904,856
Commodity	Call Options	—	—	Options written, at value	273,834
Commodity	Put Options	—	—	Options written, at value	2,287,487
Total			$3,601,270		$3,466,177

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2015 and June 30, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net realized gain (loss) from:
Futures contracts	$(6,382,744)	$(20,013,126)
Options written (call options)	872,590	11,350,681
Options written (put options)	6,921,246	4,559,748
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(1,824,761)	$(4,982,412)
Options written (call options)	(377,692)	152,334
Options written (put options)	236,968	437,082

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

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

Transactions in share repurchases during the six months ended June 30, 2015 and year December 31, 2014 were as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Shares repurchased	—	1,410,000

Weighted average price per share repurchased	—	$14.89

Weighted average discount per share repurchased	—	19.02%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2015 and June 30, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$17.72	$19.44	$17.94	$20.52
Net investment income (loss)	(0.08)	(0.08)	(0.15)	(0.16)
Net realized and unrealized gain (loss)	(0.26)	0.06	(0.04)	(0.48)
Distributions	(0.36)	(0.43)	(0.73)	(0.89)
Discount from shares repurchased	—	0.01	—	0.01

Net asset value per share—end of period	$17.02	$19.00	$17.02	$19.00

Market Value:
Market value per share—beginning of period	$16.68	$16.54	$16.60	$17.22

Market value per share—end of period	$16.43	$16.16	$16.43	$16.16

Ratios to Average Net Assets(a):
Net investment income (loss)	(1.87)	(1.68)%	(1.77)	(1.69)%

Expenses	2.05	1.76%	1.89	1.77%

Total Returns:(b)
Based on Net Asset Value	(1.96)	(0.07)%	(1.11)	(3.09)%

Based on Market Value	0.67	0.27%	3.43	(1.00)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. Subsequent Event

Distributions

On July 1, 2015 the Manager announced that the Fund’s distribution rate would be reduced $(.0190) per share effective with the distribution payable on August 3, 2015.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of regulatory approvals. On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission to register common shares that may be issued from time to time after the Conversion. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, adoption of an expense cap, and changes to the Fund’s investment strategy, name, distribution policy, and the exchange on which the Fund’s shares trade. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversions, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

Results of Operations

The Quarter Ended June 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.43 on the close of business on June 30, 2015. This represents a decrease of 1.50% in share price (not including an assumed reinvestment of distributions) from the $16.68 price at which the shares of the Fund traded on the close of business on March 31, 2015. The high and low intra-day share prices for the quarter were $16.88 (June 16, 2015) and $16.18 (April 29, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.357 per share to shareholders, of which $0.119 was paid on July 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.67%. At June 30, 2015, shares of the Fund traded at a 3.47% discount to the Fund’s net asset value of $17.02 per share.

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

The Quarter Ended June 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $289.7 million at March 31, 2015, to $278.2 million at June 30, 2015, a decrease of $11.5 million. The decrease in the Fund’s net assets was due to a net loss of $5.6 million, in addition to approximately $5.9 million of distributions to shareholders.

The Fund generated a net loss of $5.6 million for the quarter ended June 30, 2015, resulting from interest income of $0.1 million offset by net realized losses of $1.2 million, change in net unrealized depreciation of approximately $3.0 million and total expenses of $1.5 million.

During the quarter ended June 30, 2015, the Fund’s collateral investments generated interest income of $123,629, which represents 0.04% of average net assets for the quarter ended June 30, 2015.

The net asset value per share on June 30, 2015, was $17.02. This represents a decrease of 3.95% in net asset value (not including an assumed reinvestment of distributions) from the $17.72 net asset value as of March 31, 2015. During the quarter, the Fund declared distributions totaling $0.357 per share to shareholders, of which $0.119 was paid on July 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.96% for the quarter ended June 30, 2015.

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

The Quarter Ended June 30, 2015 – Overall Commodity Market Commentary

The long-only Bloomberg Commodity Index (“BCOM”) gained 4.7% for the quarter, while the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark), fell 2.1%. Within the Index, the metals and livestock groups posted modest gains, while agriculture declined and energy was flat.

The largest group by weight, energy commodities represented 50.6% of the Index at the end of the quarter. In the broad market, all energy commodities had positive returns for the quarter. Unleaded gas delivered the strongest price performance in the group, rallying on refinery outages, seasonal demand for driving and news that the Environmental Protection Agency was proposing to ease ethanol blend regulations. Crude oil also performed well in the broad market, as both Brent and West Texas Intermediate (WTI) prices rallied off their March lows on declining U.S. rig counts and lower U.S. production estimates from the Energy Information Administration. The Index maintained flat positions across all energy commodities for the period.

Agricultural commodities made up 27.6% of the Index at the end of the quarter. In the broad market, the prices of all agriculture commodities except coffee appreciated during the quarter. Heavy rainfall across key growing regions in the U.S. propelled grain prices, as fields flooded resulting in potentially reduced plantings. Additionally, a June 30th U.S. Department of Agriculture (USDA) crop report revealed potentially tighter-than-expected supplies of corn and soybeans. Dry conditions across a number of wheat-exporting countries, including Canada, Russia, Ukraine, France and Australia, further supported price appreciation for wheat, as did Russia’s implementation of an export tax to stem high bread prices and inflation. Cocoa prices were buoyed by a number of supply-related concerns, including concerns that Ghana may not have enough crops to fulfill its 2014-2015 contracts and the potential for an El Niño weather pattern to disrupt cocoa crops in Ecuador, Indonesia and West Africa. Cotton prices rallied late in the quarter, as heavy rains delayed plantings in several U.S. states, including Texas, a top producer of high-quality fiber. The Index’s agriculture group declined 8.5% for the quarter.

The metals group, at 15.0% of the Index at the end of the quarter, includes gold, silver and copper. U.S. dollar movements, reduced demand, and anticipation of rising U.S. interest rates weighed on gold and silver prices in the broad market. Copper also suffered losses in the broad market as worries about China’s slowing economy continued to dampen prices. The group gained 2.1% in the Index for the quarter.

The livestock group, at 6.7% of the Index at the end of the quarter, is the smallest group. Both live cattle and lean hogs contracts declined in the broad market over the quarter. Cattle prices were choppy during the quarter amid cattle herd rebuilding after last year and rain and flooding across the U.S. Midwest creating logistical problems for cattle producers. Higher supply levels and a slowdown in export demand drove lean hogs prices slightly down for the quarter. Concerns about the avian flu epidemic also pressured cattle and lean hogs prices. U.S. poultry export restrictions enacted because of the avian flu led to an increase in domestic chicken and turkey supplies, creating price competition for beef and pork heading into the summer months, when demand is usually higher. The Index’s livestock group was up 1.8% for the quarter.

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

The Quarter Ended June 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was down 1.5% for the three-month period, before considering the expenses of the Fund or the performance of the collateral portfolio. The Fund underperformed the BCOM, which rose 4.7%, but outperformed the Index, which declined 2.1%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.96%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in a number of agriculture commodities and in live cattle, which contributed positively to performance.

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

The Fund’s agriculture position was the main driver of outperformance relative to the Index, the energy positions had a neutral impact, and the livestock and metals positions detracted from relative results for the quarter.

The Fund’s agriculture position fell 5.1% during the quarter, compared to an 8.5% drop for the Index. The Fund began the quarter with short positions in all grains, which was unfavorable in a rising price environment. However, an advantageous flip to long in corn, soybeans, wheat and soybean meal helped the Fund capture some of the price appreciation, reversing the earlier losses and contributing to relative outperformance for the quarter overall. The Fund also benefited from more advantageous timing in flipping its cocoa position from short to long. During these position shifts in grains and cocoa, the Fund collected additional premiums from selling both puts and calls, which further boosted performance. Relative gains in the sector were slightly offset by underperformance in the Fund’s cotton position. A choppy price environment for cotton caused excess flipping activity for the Fund, resulting in the Fund experiencing a whipsaw effect. However, the Fund collected additional option premium by selling both puts and calls on cotton during these position changes, which helped offset some of the negative impact of the whipsaw effect.

The Fund had no trading activity in the energy group during the quarter. Both the Fund and the Index have maintained flat positions across all energy commodities since the third quarter of 2014.

In the metals group, the Fund rose 1.4% during the quarter versus the BCOM’s 2.1% gain in the group. The Fund generally maintained short positions across all metals commodities during the quarter, which added value during a period of falling prices. However, the Fund’s copper position experienced the whipsaw effect, resulting in excess flipping activity, which detracted from relative returns.

The Fund’s livestock position declined 4.2% during the quarter, compared to the Index’s 1.8% gain. The group was the largest detractor from relative performance, primarily due to the Fund’s live cattle position. A choppy price environment for live cattle triggered excess flipping activity, causing the Fund to experience underperformance due to the whipsaw effect. Helping to offset some of the losses was the additional option premiums collected when the Fund sold both puts and calls on live cattle during the position changes.

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

The Six Months Ended June 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.43 on the close of business on June 30, 2015. This represents a decrease of 1.02% in share price (not including an assumed reinvestment of distributions) from the $16.60 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the six month period were $17.06 (January 26, 2015) and $16.18 (April 29, 2015), respectively. During the six month period, the Fund declared distributions totaling $0.730 per share to shareholders, of which $0.119 was paid on July 1, 2015. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was 3.43%. At June 30, 2015, shares of the Fund traded at a 3.47% discount to the Fund’s net asset value of $17.02.

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

The Six Months Ended June 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $293.2 million at December 31, 2014, to $278.2 million at June 30, 2015, a decrease of $15.0 million. The decrease in the Fund’s net assets was due to a net loss of $3.0 million, in addition to approximately $12.0 million of distributions to shareholders.

The Fund generated a net loss of $3.0 million for the six month period ended June 30, 2015, resulting from interest income of $0.2 million and net realized gains of $1.4 million offset by change in net unrealized depreciation of $1.9 million and expenses of $2.7 million.

During the six month period ended June 30, 2015, the Fund’s collateral investments generated interest income of $172,109, which represents 0.06% of average net assets for the six month period ended June 30, 2015.

The net asset value per share on June 30, 2015, was $17.02. This represents a decrease of 5.13% in net asset value (not including an assumed reinvestment of distributions) from the $17.94 net asset value as of December 31, 2014. During the six month period, the Fund declared distributions totaling $0.730 per share to shareholders, of which $0.119 was paid on July 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.11% for the six month period ended June 30, 2015.

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

The Six Months Ended June 30, 2015 – Overall Commodity Market Commentary

The broad commodity market fell 1.6% for the six-month period, as measured by the BCOM, as gains in the second half of the period partially offset losses earlier on. The Index was up 0.6% for the same period.

The livestock group was the Index’s best performer, up 9.9% for the period, led by the lean hogs position. In the broad market, lean hogs prices dropped 24.5%, hampered by supply increases. Pork production increased as farms recovered from a fatal virus outbreak and falling grain prices decreased the cost of feed. At the same time, U.S. exports slowed and the avian flu epidemic had a smaller-than-expected impact on pork demand. The Index’s short position in lean hogs benefited during this period of falling prices.

The metals group eked out a small gain of 0.5% for the period. The Index’s short position in copper was advantageous as prices fell in the broad market on concerns about China’s weakening economy and evidence of rising stockpiles. However, these gains were somewhat offset by negative results in the Index’s silver position.

The Index’s agriculture group posted a return of 0.3% for the period. After struggling in the first quarter of 2015, grain prices rebounded in the second quarter. Given, the grain markets’ choppiness throughout the period, the Index was hampered by long-short position changes that were a drag on performance in its grain positions. However, the Index’s sugar and coffee positions rose by double-digits. Global supply gluts weighed heavily on prices for these two commodities in the broad market, which was favorable to the Index’s short positions.

The Index maintained flat positions across the energy group for the six-month period. In the broad market, energy commodities rallied in the second quarter, offsetting losses from the first three months of the year.

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

The Six Months Ended June 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 0.3% for the six-month period, before considering the expenses of the Fund or the performance of the collateral portfolio. The Fund outperformed the BCOM, which was down

1.6%, but underperformed the Index, which was up 0.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.11%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in agriculture commodities, gold, and live cattle, which contributed positively to performance. It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

The Fund’s underperformance relative to the Index was driven mostly by the livestock position and, to a lesser extent, the metals positions. The agriculture group had a moderately positive effect on relative returns, while energy was neutral.

The Fund’s livestock position declined 1.7% for the six month period and lagged the Index’s 9.9% gain. The Fund’s live cattle position was the main detractor. Choppy prices throughout the six-month period caused the Fund to experience excess flipping activity due to the whipsaw effect in its live cattle position, whereas the Index experienced less frequent position changes. However, the Fund collected additional option premium by selling both puts and calls on live cattle during these position changes, which helped offset some of the negative impact of the whipsaw effect.

In the metals group the Fund’s position fell 1.6% for the six month period as it underperformed the Index’s 0.5% gain. Relative performance in the metals group was hampered by the Fund’s gold position. Price volatility in January led to unfavorable flipping activity in the Fund’s gold position, as the Fund experienced the whipsaw effect. However, the Fund remained short gold for the entire second quarter, which helped mitigate earlier losses, as did the additional premium the Fund collected from selling both puts and calls during the first quarter.

During the six month period the Fund’s agriculture positions gained 1.7% which outperformed the Index’s 0.3% gain. The Fund’s agriculture position contributed positively to relative performance, most notably in wheat. The Fund captured part of the rally in wheat prices when it flipped to long in late June. Corn, cocoa and soybeans also bolstered relative gains in the sector. However, the Fund’s outperformance was somewhat tempered by its cotton and coffee positions, which trailed the Index’s positions due to flipping activity throughout the period. These position shifts enabled the Fund to sell both puts and calls on cotton and coffee, and therefore collect additional premium that was beneficial to performance.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of June 30, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2015
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	0.67%	3.43%	12.07%	-5.89%
Net Asset Value	-1.96%	-1.11%	-2.40%	-4.10%
Index	-2.12%	0.56%	-2.88%	-0.36%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. Effective with the distribution declared in July and paid on August 3, 2015, the Fund’s distribution rate was reduced from $0.119 per share to $0.100 per share.

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of June 30, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of June 30, 2015.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Flat	19.84%	Flat	19.75%
	Heating Oil	Flat	15.55%	Flat	15.44%
	Natural Gas	Flat	9.09%	Flat	9.03%
	Unleaded Gas	Flat	6.45%	Flat	6.39%

			50.93%		50.61%

Agriculturals	Soybean	Short	7.07%	Short	7.33%
	Corn	Short	5.19%	Short	5.36%
	Sugar	Short	3.77%	Short	3.78%
	Coffee	Short	2.98%	Short	2.94%
	Soybean Meal	Long	2.20%	Short	2.31%
	Wheat	Long	2.14%	Short	2.17%
	Soybean Oil	Long	1.46%	Short	1.44%
	Cotton	Long	1.25%	Long	1.21%
	Cocoa	Long	1.14%	Long	1.10%

			27.20%		27.64%

Metals	Gold	Short	9.70%	Short	9.65%
	Silver	Short	2.94%	Short	2.85%
	Copper	Short	2.57%	Short	2.53%

			15.21%		15.03%

Livestock	Live Cattle	Short	4.14%	Long	4.09%
	Lean Hogs	Short	2.52%	Short	2.63%

			6.66%		6.72%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contract position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the six months ended June 30, 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2015.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	220	$345.4000	100	$7,598,800
	Wheat
	CBOT Wheat Futures Contract	Long	September 2015	310	6.1575	5,000	9,544,125
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	201	0.3407	60,000	4,108,842
	Cotton
	ICE Cotton Futures Contract	Long	December 2015	97	0.6791	50,000	3,293,635
	Cocoa
	ICE Cocoa Futures Options	Long	September 2015	91	3,269.0000	10	2,974,790

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2015	(155)	$10.3725	5,000	$(8,038,688)
	Corn
	CBOT Corn Futures Contract	Short	September 2015	(519)	4.2200	5,000	(10,950,900)
	Sugar
	ICE Sugar Futures Contract	Short	October 2015	(840)	0.1247	112,000	(11,731,776)
	Coffee
	ICE Coffee C Futures Contract	Short	September 2015	(162)	1.3240	37,500	(8,043,300)

Metals	Gold
	CEC Gold Futures Contract	Short	August 2015	(204)	1,171.8000	100	(23,904,720)
	Silver
	CEC Silver Futures Contract	Short	September 2015	(91)	15.5810	5,000	(7,089,355)
	Copper
	CEC Copper Futures Contract	Short	September 2015	(105)	2.6150	25,000	(6,864,375)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2015	(31)	1.4808	40,000	(1,836,130)
	CME Live Cattle Futures Contract	Short	October 2015	(28)	1.5070	40,000	(1,687,840)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	July 2015	(30)	0.7620	40,000	(914,400)
	CME Lean Hogs Futures Contract	Short	October 2015	(230)	0.6600	40,000	(6,072,000)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2015	(68)	$980.00	$(276,675)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(34)	310.00	(143,650)
	Wheat
	CBOT Wheat Futures Options	August 2015	(48)	540.00	(197,100)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(31)	33.50	(34,875)
	Cotton
	ICE Cotton Futures Options	November 2015	(15)	63.00	(47,475)
	Cocoa
	ICE Cocoa Futures Options	August 2015	(14)	2,950.00	(45,360)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(28)	149.00	(21,560)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2015	(68)	$980.00	$(82,025)
	Corn
	CBOT Corn Futures Options	August 2015	(143)	395.00	(67,031)
	Sugar
	ICE Sugar Futures Options	September 2015	(130)	15.00	(377,104)
	Coffee
	ICE Coffee C Futures Options	August 2015	(25)	177.50	(426,844)
	Wheat
	CBOT Wheat Futures Options	August 2015	(48)	540.00	(15,300)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(31)	33.50	(24,273)

Metals	Gold
	CEC Gold Futures Options	July 2015	(31)	1,235.00	(201,810)
	Silver
	CEC Silver Futures Options	August 2015	(14)	17.25	(124,670)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(28)	149.00	(31,920)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2015	(30)	102.00	(309,600)
	CME Lean Hogs Futures Options	October 2015	(9)	84.00	(65,520)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2015, the Fund held U.S. Treasury bills worth $236,284,777 with a par value of $236,500.000, and a repurchase agreement worth $7,300,896.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2015.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). No shares have been repurchased during the fiscal year to date period ended June 30, 2015. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2015.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
August 7, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2015