Form 10-Q
period 2015-09-30
Nuveen Long/Short Commodity Total Return Fund
filed 2015-11-05
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at September 30, 2015 (Unaudited)	3

	Statements of Financial Condition at September 30, 2015 (Unaudited) and December 31, 2014	8

	Statements of Operations (Unaudited) for the three months ended September 30, 2015 and September 30, 2014 and for the nine months ended September 30, 2015 and September 30, 2014	9

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2015 (Unaudited) and the year ended December 31, 2014	10

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and September 30, 2014	11

	Notes to Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 10,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	$10,000,200
8,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	8,000,120
10,000	U.S. Treasury Bills	0.000%	12/10/15	Aaa	10,000,700
13,000	U.S. Treasury Bills	0.000%	1/07/16	Aaa	12,999,779
17,000	U.S. Treasury Bills	0.000%	2/04/16	Aaa	16,998,878
12,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	11,998,656
30,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	29,988,630
35,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	34,986,490
45,000	U.S. Treasury Bills	0.000%	5/26/16	Aaa	44,976,195
10,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	9,980,810
42,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	41,875,470

$232,000	Total U.S. Government And Agency Obligations (cost $231,650,254)				$231,805,928

	Repurchase Agreements
$3,662	Repurchase Agreement with State Street Bank, dated 9/30/15, repurchase price $3,661,731, collateralized by $3,410,000 U.S. Treasury Notes, 3.125%, due 5/15/21, value $3,735,549	0.000%	10/01/15	N/A	$3,661,731

	Total Repurchase Agreements (cost $3,661,731)				3,661,731

	Total Short-Term Investments (cost $235,311,985)				$235,467,659

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2015	(164)	$(7,314,400)	$(145,550)
	CBOT Soybean Futures Contract	Short	January 2016	(256)	(11,443,200)	(194,825)

	Total Soybean					(340,375)

	Corn
	CBOT Corn Futures Contract	Short	December 2015	(674)	(13,067,175)	(109,525)

	Sugar
	ICE Sugar Futures Contract	Short	March 2016	(923)	(13,314,829)	(771,375)

	Coffee
	ICE Coffee C Futures Contract	Short	December 2015	(203)	(9,237,769)	(312,112)

	Wheat
	CBOT Wheat Futures Contract	Short	December 2015	(255)	(6,537,562)	(204,000)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2015	(120)	(3,708,000)	(9,600)
	CBOT Soybean Meal Futures Contract	Short	January 2016	(64)	(1,972,480)	(8,320)

	Total Soybean Meal					(17,920)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2015	(314)	(5,150,856)	(118,692)

	Cotton
	ICE Cotton Futures Contract	Short	December 2015	(97)	(2,931,340)	16,975

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2015	91	2,833,740	(179,270)

	Total Agriculture					(2,036,294)

Metals	Gold
	CEC Gold Futures Contract	Short	December 2015	(234)	(26,095,680)	411,840

	Silver
	CEC Silver Futures Contract	Short	December 2015	(104)	(7,549,360)	365,560

	Copper
	CEC Copper Futures Contract	Short	December 2015	(125)	(7,315,625)	148,438

	Total Metals					925,838

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2015	(26)	$(1,296,620)	$128,180
	CME Live Cattle Futures Contract	Short	December 2015	(189)	(9,897,930)	657,930

	Total Live Cattle					786,110

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	October 2015	(156)	(4,587,960)	(118,560)
	CME Lean Hogs Futures Contract	Short	December 2015	(87)	(2,322,030)	(33,381)

	Total Lean Hogs					(151,941)

	Total Livestock					634,169

	Total Futures Contracts outstanding					$(476,287)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	November 2015	(61)	$980.00	$(2,669)

	Soybean Meal
	CBOT Soybean Meal Futures Options	December 2015	(27)	320.00	(16,470)

	Soybean Oil
	CBOT Soybean Oil Futures Options	December 2015	(47)	33.50	(1,128)

	Cotton
	ICE Cotton Futures Options	December 2015	(15)	63.00	(6,000)

	Cocoa
	ICE Cocoa Futures Options	December 2015	(14)	3,000.00	(21,840)

	Total Agriculture				(48,107)

	Total Call Options Written outstanding (premiums received $75,022)		(164)		$(48,107)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	November 2015	(61)	$980.00	$(271,069)

	Corn
	CBOT Corn Futures Options	December 2015	(103)	400.00	(111,368)

	Sugar
	ICE Sugar Futures Options	March 2016	(141)	15.50	(451,651)

	Coffee
	ICE Coffee C Futures Options	December 2015	(30)	170.00	(549,675)

	Wheat
	CBOT Wheat Futures Options	December 2015	(37)	540.00	(69,144)

	Soybean Meal
	CBOT Soybean Meal Futures Options	December 2015	(27)	320.00	(46,170)

	Soybean Oil
	CBOT Soybean Oil Futures Options	December 2015	(47)	33.50	(174,699)

	Cotton
	ICE Cotton Futures Options	December 2015	(15)	63.00	(25,200)

	Total Agriculture				(1,698,976)

Metals	Gold
	CEC Gold Futures Options	December 2015	(34)	1,200.00	(309,400)

	Silver
	CEC Silver Futures Options	December 2015	(16)	16.50	(168,000)

	Total Metals				(477,400)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2015	(26)	152.00	(291,720)
	CME Live Cattle Futures Options	December 2015	(6)	153.00	(53,580)

	Total Live Cattle				(345,300)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2015	(36)	84.00	(150,840)

	Total Livestock				(496,140)

	Total Put Options Written outstanding (premiums received $2,779,745)		(579)		$(2,672,516)

	Total Options Written outstanding (premiums received $2,854,767)		(743)		$(2,720,623)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 91 and (3,991), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $2,833,740 and $(133,742,816), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $1,728,923 and $(2,205,210), respectively.
N/A	Not applicable
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $235,311,985 and $249,880,682, respectively)	$235,467,659	$249,875,345
Deposits with brokers	43,395,229	44,088,266
Unrealized appreciation on futures contracts	1,728,923	3,601,270
Other assets	3,780	—

Total assets	$280,595,591	$297,564,881

LIABILITIES
Options written, at value (premiums received $2,854,767 and $2,636,904, respectively)	2,720,623	2,561,321
Unrealized depreciation on futures contracts	2,205,210	904,856
Payable for distributions	1,634,584	—
Accrued expenses:
Conversion fees	487,311	—
Management fees	283,314	312,862
Independent Committee fees	29,328	28,397
Professional fees	254,071	292,335
Other	171,766	288,375

Total liabilities	7,786,207	4,388,146

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at September 30, 2015 and December 31, 2014	409,376,284	409,376,279
Accumulated undistributed earnings (deficit)	(136,566,900)	(116,199,544)

Total shareholders’ capital (Net assets)	272,809,384	293,176,735

Total liabilities and shareholders’ capital	$280,595,591	$297,564,881

Net assets	$272,809,384	$293,176,735
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$16.69	$17.94

Market value per share outstanding	$16.00	$16.60

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months ended September 30, 2015 and September 30, 2014

For the Nine Months ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest	$119,171	$64,461	$291,280	$215,662

Total Investment Income	119,171	64,461	291,280	215,662

Expenses:
Management fees	873,582	1,021,872	2,662,183	3,182,890
Brokerage commissions	60,562	72,857	197,656	355,999
Conversion expenses	516,171	—	746,204	—
Custodian fees and expenses	22,553	38,800	80,709	107,975
Independent Committee fees and expenses	30,019	31,291	92,176	86,698
Professional fees	118,506	117,096	329,482	355,455
Shareholder reporting expenses	36,023	32,364	90,181	105,322
Licensing fees	70,889	81,649	219,646	254,412
Other expenses	11,078	4,565	25,073	17,637

Total expenses	1,739,383	1,400,494	4,443,310	4,466,388

Net investment income (loss)	(1,620,212)	(1,336,033)	(4,152,030)	(4,250,726)

Net realized gain (loss) from:
Short-term investments	—	103	177	132
Futures contracts	145,471	(17,997,985)	(6,237,273)	(38,011,111)
Options written	2,018,639	4,035,253	9,812,475	19,945,682
Change in net unrealized appreciation (depreciation) of:
Short-term investments	71,633	21,261	161,011	28,542
Futures contracts	(1,347,940)	16,412,637	(3,172,701)	11,430,225
Options written	199,285	(1,400,587)	58,561	(811,171)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	1,087,088	1,070,682	622,250	(7,417,701)

Net income (loss)	$(533,124)	$(265,351)	$(3,529,780)	$(11,668,427)

Net income (loss) per weighted-average share	$(0.03)	$(0.02)	$(0.22)	$(0.66)
Weighted-average shares outstanding	16,345,840	17,501,025	16,345,840	17,663,321

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2015 (Unaudited) and the Year Ended December 31, 2014

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Shareholders’ capital-beginning of period	$293,176,735	$364,380,747
Repurchase of shares	—	(21,026,758)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(4,152,030)	(5,465,243)
Net realized gain (loss) from:
Short-term investments	177	579
Futures contracts	(6,237,273)	(35,085,916)
Options written	9,812,475	21,702,917
Change in net unrealized appreciation (depreciation) of:
Short-term investments	161,011	(46,410)
Futures contracts	(3,172,701)	(2,198,050)
Options written	58,561	472,931

Net income (loss)	(3,529,780)	(20,619,192)

Distributions to shareholders	(16,837,571)	(29,558,062)

Shareholders’ capital—end of period	$272,809,384	$293,176,735

Shares—beginning of period	16,345,840	17,755,840
Repurchase of shares	—	(1,410,000)

Shares—end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,529,780)	(11,668,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(203,485,263)	(273,004,043)
Proceeds from sales and maturities of U.S. government and agency obligations	220,999,978	316,249,960
Proceeds from (purchases of) repurchase agreements, net	(2,654,562)	(2,078,328)
Premiums received for options written	15,033,624	20,924,794
Cash paid for options written	(5,003,287)	(1,916,371)
Amortization (accretion) of short-term investments	(291,278)	(215,663)
(Increase) decrease in:
Deposits with brokers	693,037	12,332,278
Other assets	(3,780)	(3,779)
Increase (decrease) in:
Accrued conversion fees	487,311	—
Accrued management fees	(29,548)	(62,740)
Accrued Independent Committee fees	931	(965)
Accrued professional fees	(38,264)	—
Accrued other expenses	(116,609)	(3,256)
Net realized (gain) loss from:
Short-term investments	(177)	(132)
Options written	(9,812,475)	(19,945,682)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(161,011)	(28,542)
Futures contracts	3,172,701	(11,430,225)
Options written	(58,561)	811,171

Net cash provided by (used in) operating activities	15,202,987	29,960,050

Cash flows from financing activities:
Cash paid for shares repurchased	—	(9,428,893)
Cash distributions paid to shareholders	(15,202,987)	(20,531,157)

Net cash provided by (used in) financing activities	(15,202,987)	(29,960,050)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC) to register common shares that may be issued from time to time after the Conversion. The Conversion remains subject to the receipt of certain regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

Investment Adviser

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission as an investment adviser.

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

September 30, 2015

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

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

The average number of long and short futures contracts outstanding during the nine months ended September 30, 2015 and the year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Average number of long and short futures contracts outstanding*	3,738	4,894

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2015 and year ended December 31, 2014, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the nine months ended September 30, 2015 and the year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the nine months ended September 30, 2015 and the year December 31, 2014, were as follows:

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	597	$2,636,904	1,029	$4,635,134
Options written	4,114	15,033,624	6,301	24,701,944
Options terminated in closing purchase transactions	(1,517)	(5,612,528)	(1,276)	(5,507,366)
Options expired	(566)	(1,178,601)	(1,523)	(3,741,042)
Options exercised	(1,885)	(8,024,632)	(3,934)	(17,451,766)

Outstanding, end of the period	743	$2,854,767	597	$2,636,904

The average number of both call and put options written outstanding during the nine months ended September 30, 2015 and the year ended December 31, 2014, was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	704	891

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$3,661,731	$(3,661,731)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,007,169	$(1,007,169)	$—

*	As of September 30, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of September 30, 2015 and December 31, 2014 was $3,735,549 and $1,029,007, respectively.

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

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

Level 3—Prices are determined using significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$231,805,928	$—	$231,805,928
Repurchase Agreements	—	3,661,731	—	3,661,731
Investments in Derivatives:
Futures Contracts*	(476,287)	—	—	(476,287)
Options Written	(2,720,623)	—	—	(2,720,623)

Total	$(3,196,910)	$235,467,659	$—	$232,270,749

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$248,868,176	$—	$248,868,176
Repurchase Agreements	—	1,007,169	—	1,007,169
Investments in Derivatives:
Futures Contracts*	2,696,414	—	—	2,696,414
Options Written	(2,561,321)	—	—	(2,561,321)

Total	$135,093	$249,875,345	$—	$250,010,438

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

September 30, 2015

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

September 30, 2015

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

During the nine months ended September 30, 2015, the Fund’s monthly per share distribution rate decreased from $0.135 to $0.119 effective with the distribution payable March 2, 2015 and from $0.119 to $0.100 effective with the distribution payable August 3, 2015.

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2015

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

September 30, 2015

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,728,923	Unrealized depreciation on futures contracts	$2,205,210
Commodity	Call Options	—	—	Options written, at value	48,107
Commodity	Put Options	—	—	Options written, at value	2,672,516
Total			$1,728,923		$4,925,833

		December 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,601,270	Unrealized depreciation on futures contracts	$904,856
Commodity	Call Options	—	—	Options written, at value	273,834
Commodity	Put Options	—	—	Options written, at value	2,287,487
Total			$3,601,270		$3,466,177

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2015 and September 30, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net realized gain (loss) from:
Futures contracts	$(6,237,273)	$(38,011,111)
Options written (call options)	1,472,295	14,449,638
Options written (put options)	8,340,180	5,496,044
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(3,172,701)	$11,430,225
Options written (call options)	(102,641)	441,934
Options written (put options)	161,202	(1,253,105)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

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

Transactions in share repurchases during the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Shares repurchased	—	1,410,000

Weighted average price per share repurchased	—	$14.89

Weighted average discount per share repurchased	—	19.02%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2015 and September 30, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$17.02	$19.00	$17.94	$20.52
Net investment income (loss)	(0.10)	(0.08)	(0.25)	(0.24)
Net realized and unrealized gain (loss)	0.07	0.08	0.03	(0.40)
Distributions	(0.30)	(0.40)	(1.03)	(1.30)
Discount from shares repurchased	—	0.10	—	0.12

Net asset value per share—end of period	$16.69	$18.70	$16.69	$18.70

Market Value:
Market value per share—beginning of period	$16.43	$16.16	$16.60	$17.22

Market value per share—end of period	$16.00	$14.76	$16.00	$14.76

Ratios to Average Net Assets(a):
Net investment income (loss)	(2.32)%	(1.63)%	(1.95)%	(1.67)%

Expenses	2.49%	1.71%	2.09%	1.75%

Total Returns:(b)
Based on Net Asset Value	(0.19)%	0.60%	(1.29)%	(2.51)%

Based on Market Value	(0.80)%	(6.18)%	2.60%	(7.12)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion remains subject to the receipt of certain regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

Results of Operations

The Quarter Ended September 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.00 on the close of business on September 30, 2015, a decrease of 2.62% in share price (not including an assumed reinvestment of distributions) from the $16.43 price at which the shares of the Fund traded on the close of business on June 30, 2015. The high and low intra-day share prices for the quarter were $16.70 (August 25, 2015) and $15.70 (September 28, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.300 per share to shareholders, of which $0.100 was paid on October 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -0.80%. At September 30, 2015, shares of the Fund traded at a 4.13% discount to the Fund’s net asset value of $16.69 per share.

The Quarter Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.76 on the close of business on September 30, 2014, a decrease of 8.66% in share price (not including an assumed reinvestment of distributions) from the $16.16 price at which the shares of the Fund traded on the close of business on June 30, 2014. The high and low intra-day share prices for the quarter were $16.38 (July 18, 2014) and $14.63 (August 14, 2014 and August 15, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.405 per share to shareholders, of which $0.135 was paid on October 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -6.18%. At September 30, 2014, shares of the Fund traded at a 21.07% discount to the Fund’s net asset value of $18.70 per share. During the quarter the Fund repurchased 580,000 shares.

The Quarter Ended September 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $278.2 million at June 30, 2015, to $272.8 million at September 30, 2015, a decrease of $5.4 million. The decrease in the Fund’s net assets was due to a net loss of $0.5 million, in addition to $4.9 million of distributions to shareholders.

The Fund generated a net loss of $0.5 million for the quarter ended September 30, 2015, resulting from interest income of $0.1 million and net realized gains of $2.2 million offset by change in net unrealized depreciation of $1.1 million and total expenses of $1.7 million.

During the quarter ended September 30, 2015, the Fund’s collateral investments generated interest income of $119,171, which represents 0.04% of average net assets for the quarter ended September 30, 2015.

The net asset value per share on September 30, 2015, was $16.69, a decrease of 1.94% in net asset value (not including an assumed reinvestment of distributions) from the $17.02 net asset value as of June 30, 2015. During the quarter, the Fund declared distributions totaling $0.300 per share to shareholders, of which $0.100 was paid on October 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -0.19% for the quarter ended September 30, 2015.

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

The net asset value per share on September 30, 2014, was $18.70, a decrease of 1.58% in net asset value (not including an assumed reinvestment of distributions) from the $19.00 net asset value as of June 30, 2014. The Fund declared distributions totaling $0.405 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 0.60% for the quarter ended September 30, 2014.

The Quarter Ended September 30, 2015 – Overall Commodity Market Commentary

The broad commodity market, as measured by the long-only Bloomberg Commodity Index (“BCOM”), declined 14.5% during the third quarter of 2015. Declines were widespread, with all six commodity groups in the BCOM finishing the quarter lower. By comparison, the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) posted a small positive return of 0.4% for the quarter. Within the Index, at the commodity group level, metals and livestock delivered gains, agriculture declined, and energy was flat.

The largest group by weight, energy commodities represented 50.4% of the Index at the end of the period. In the broad market, the energy group led the BCOM’s decline, down 22.4% for the quarter. An ongoing supply glut, particularly for crude oil, and global macroeconomic worries, especially in China, weighed heavily on energy prices. The finalization of Iran’s nuclear deal, which lifts sanctions on oil exports, also disrupted oil markets, even though Iranian exports aren’t expected to impact the global oil supply until 2016. West Texas Intermediate (WTI) and Brent crude were the worst-performing individual commodities in the BCOM, falling 27.4% and 26.3%, respectively. The Index maintained flat positions across all energy commodities for the period.

Agricultural commodities comprised 26.7% of the Index at the end of the period. The broad commodity market sustained double-digit losses across all agriculture commodities for the quarter. Abundant crop yields in South America, favorable growing conditions in the U.S. Midwest and a weak Brazilian currency continued to put downward pressure on grains, and foods and fibers prices. The Index was down 2.5% for the quarter, as its short positions helped mitigate the downside.

In the metals group, gold, silver and copper collectively represented 15.9% of the Index at the end of the period. Gold and silver prices were choppy in the broad market over the quarter, driven by global macroeconomic concerns, fluctuating currencies and the U.S. Federal Reserve’s decision to leave interest rates unchanged at its September meeting. Copper continued its decline on concerns about China’s economy, which currently accounts for 43% of the world’s copper demand. Investors reacted negatively to the country’s unexpected currency devaluation and other policy measures taken seeking to counteract its slackening growth rate. Adding to the bearish tone were rumors of inventory reductions and/or liquidations following the collapse of Swiss mining giant Glencore PLC’s stock price. The Index’s short positions across all three metals commodities resulted in a 6.3% gain for the quarter.

The livestock group, at 7.0% of the Index at the end of the period, is the smallest group. Lean hogs prices rallied 13.4% in the broad market and were the only commodity posting a gain in the third quarter for the long-only BCOM. Hot summer weather stifled weight gain in pigs, and U.S. retail demand was strong as pork continued to be cheaper than beef. However, live cattle prices fell 14.6% in the broad market, as beef’s supply-demand imbalance persisted amid reports of higher carcass weights, price competition from pork and a strong dollar, which slowed exports and encouraged imports. The Index’s short position in live cattle was beneficial amid falling prices, helping the Index’s overall livestock position to appreciate 5.5% for the quarter.

The Quarter Ended September 30, 2014 – Overall Commodity Market Commentary

The broad commodity market, as measured by the BCOM, declined 11.8% during the quarter, as a strengthening U.S. dollar and unfavorable supply-demand dynamics led to widespread losses in commodity contracts during the third quarter of 2014. Anticipation of the U.S. Federal Reserve’s first rate hike prompted a rally in the dollar. Because most commodities are priced in dollars, a stronger dollar makes commodities more expensive, which softens demand and puts downward pressure on commodity prices. At the same time, China announced some disappointing economic data and another stimulus measure, prompting concerns about weakening global demand for raw materials. Additionally, energy and grain commodities began to report oversupply, which weighed on prices.

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

The Quarter Ended September 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was up 0.3% for the quarter (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which lost 14.5%, but performed nearly in line with the Index, which returned 0.4%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distribution, was -0.19%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in corn and cotton, which contributed positively to performance.

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

Disappointing results in the livestock and metals positions drove the Fund’s underperformance relative to the Index, overwhelming the positive relative performance in the agriculture group.

Performance in the livestock group was hampered by the Fund’s live cattle position. The Fund suffered from excess flipping activity as live cattle prices were choppy throughout the quarter. In the metals group, the Fund had positive performance on an absolute basis across all three positions (gold, silver, and copper), but lagged the Index’s returns. Both the Fund and Index maintained short positions across these metals for the quarter, which generated gains due to the decline in the prices of these commodities.

Agriculture commodities, in aggregate, contributed positively to the Fund’s relative performance against the Index during the quarter, primarily due to outperformance in corn and soybeans. The Fund benefited from more advantageous timing in flipping both of these positions from long to short.

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

The Nine Months Ended September 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.00 on the close of business on September 30, 2015, a decrease of 3.61% in share price (not including an assumed reinvestment of distributions) from the $16.60 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the nine month period were $17.06 (January 26, 2015) and $15.70 (September 28, 2015), respectively. During the nine month period, the Fund declared distributions totaling $1.030 per share to shareholders, of which $0.100 was paid on October 1, 2015. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was 2.60%. At September 30, 2015, shares of the Fund traded at a 4.13% discount to the Fund’s net asset value of $16.69.

The Nine Months Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.76 on the close of business on September 30, 2014, a decrease of 14.29% in share price (not including an assumed reinvestment of distributions) from the $17.22 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the nine month period were $17.60 (January 22, 2014) and $14.63 (August 14, 2014 and August 15, 2014), respectively. During the nine month period, the Fund declared distributions totaling $1.295 per share to shareholders, of which $0.135 was paid on October 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -7.12%. At September 30, 2014, shares of the Fund traded at a 21.07% discount to the Fund’s net assets value of $18.70 per share. During the nine month period the Fund repurchased 635,000 shares.

The Nine Months Ended September 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $293.2 million at December 31, 2014, to $272.8 million at September 30, 2015, a decrease of $20.4 million. The decrease in the Fund’s net assets was due to a net loss of $3.5 million, in addition to approximately $16.9 million of distributions to shareholders.

The Fund generated a net loss of $3.5 million for the nine month period ended September 30, 2015, resulting from interest income of $0.3 million and net realized gains of $3.6 million offset by change in net unrealized depreciation of $3.0 million and expenses of $4.4 million.

During the nine month period ended September 30, 2015, the Fund’s collateral investments generated interest income of $291,280, which represents 0.10% of average net assets for the nine month period ended September 30, 2015.

The net asset value per share on September 30, 2015, was $16.69, a decrease of 6.97% in net asset value (not including an assumed reinvestment of distributions) from the $17.94 net asset value as of December 31, 2014. During the nine month period, the Fund declared distributions totaling $1.030 per share to shareholders, of which $0.100 was paid on October 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.29% for the nine month period ended September 30, 2015.

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

The net asset value per share on September 30, 2014, was $18.70, a decrease of 8.87% in net asset value (not including an assumed reinvestment of distributions) from the $20.52 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.295 per share to shareholders during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -2.51% for the nine month period ended September 30, 2014.

The Nine Months Ended September 30, 2015 – Overall Commodity Market Commentary

The broad commodity market continued to face significant headwinds, falling 15.8% for the nine-month period, as measured by the BCOM. The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) rose 1.0% for the same period.

In the energy group, oversupply conditions persisted, while global macroeconomic uncertainties, led by worries about China’s economy, continued to undermine demand expectations. Despite a 10.9% rally in the second quarter of 2015, the energy group suffered considerable volatility early in 2015 and again in the third quarter to finish the nine-month period down 20.9% in the broad market. Crude oil and natural gas saw the largest declines in the sector over this period. The Index remained flat in all energy positions over the nine-month period.

Agriculture commodities followed a similar trajectory to energy commodities in the broad market. A turbulent first quarter was followed by a 10.4% rebound in the second quarter, but expectations for abundant crops and the weakness in Brazil’s currency drove grain prices lower once again. The agriculture group posted a 12.3% loss in the long-only BCOM for the nine-month period, whereas the Index’s agriculture group was down 1.9%.

The Index’s metals group advanced 6.9% for the nine-month period. Gold and silver prices remained choppy throughout the period, amid waning demand, anticipation of rising interest rates in the U.S. and the strength of the U.S. dollar. The Index was short in both gold and silver throughout much of the nine-month period. Copper prices experienced a double-digit decline in the broad market, hit hard by China’s economic woes and fears of rising inventories. Declines were compounded by periods of aggressive selling of long positions in the marketplace. The Index has been short copper since the third quarter of 2014.

The livestock group, up 14.6% in the Index, was the best-performing group in the Index for the nine-month period. The Index’s short position in lean hogs benefited when prices fell sharply early in the year, as supply outpaced demand. However, the lean hogs position gave back some of its gains when prices rallied strongly in the third quarter on rising U.S. demand and lower-than-expected weight gain in pigs. Live cattle prices were choppy in the broad market as herd rebuilding continued from last year, cold and rainy weather in the U.S. hampered weight gain and transport, price competition with pork and poultry tempered beef demand, and exports slowed while imports increased.

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

The Nine Months Ended September 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio had a nearly flat return of 0.1% for the nine-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which declined 15.8%, but underperformed the Index, which gained 1.0%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.29%.

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

In the livestock group, the Fund’s live cattle position was the main detractor from performance. A choppy trading environment for live cattle futures caused the Fund to experience excess flipping activity and the whipsaw effect, whereas the Index experienced less frequent position changes. However, during some of these periods, the Fund collected additional options premium by selling both puts and calls on live cattle during these position changes, which helped offset some of the negative impact of the whipsaw effect. In addition, the Fund’s lean hogs position slightly detracted from relative performance during this period.

Relative weakness in the Fund’s metals group came from its gold and copper positions. Early in the year, volatility in gold prices led to unfavorable flipping activity in the Fund’s position, as the Fund experienced the whipsaw effect. However, the Fund remained short gold for the second and third quarters, which helped mitigate earlier losses, as did the additional premium the Fund collected from selling both puts and calls during the first quarter position changes. The Fund also experienced the whipsaw effect in its copper position during the second quarter, which resulted in underperformance relative to the Index.

The agriculture group had a positive impact on relative performance. The Fund’s soybean, corn, wheat and cocoa positions were the main contributors, as the Fund benefited from more advantageous timing in flipping its positions in periods when prices changed course. Grain prices rallied early in the summer on expectations of reduced supply. The Fund flipped to long positions in corn, wheat and soybeans, enabling it to capture some of the price appreciation in these commodities. However, toward the end of the summer, the Fund switched to short positions, which were more favorable as grain prices pulled back on reports of improved growing conditions. Cocoa prices rose strongly in the second quarter on supply-side concerns, and the Fund flipped from short to long a month sooner than the Index. Additionally, the Fund sold additional options on some of these commodities during their position changes, collecting additional premiums that benefited performance.

The Fund had no trading activity in the energy group during the nine-month period, as both the Fund and the Index have maintained flat positions across all energy commodities since the third quarter of 2014.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of September 30, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2015
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	-0.80%	2.60%	18.49%	-5.65%
Net Asset Value	-0.19%	-1.29%	-3.16%	-3.82%
Index	0.41%	0.97%	-1.32%	-0.17%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of September 30, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of September 30, 2015.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Flat	19.68%	Flat	19.67%
	Heating Oil	Flat	15.39%	Flat	15.37%
	Natural Gas	Flat	8.95%	Flat	9.00%
	Unleaded Gas	Flat	6.39%	Flat	6.37%

			50.41%		50.41%

Agriculturals	Soybean	Short	6.59%	Short	6.68%
	Corn	Short	4.60%	Short	4.57%
	Sugar	Short	3.97%	Short	3.96%
	Coffee	Short	3.25%	Short	3.26%
	Wheat	Short	2.16%	Short	2.21%
	Soybean Meal	Short	2.08%	Short	2.10%
	Soybean Oil	Short	1.77%	Short	1.75%
	Cotton	Short	1.10%	Short	1.08%
	Cocoa	Long	1.06%	Long	1.04%

			26.58%		26.65%

Metals	Gold	Short	10.12%	Short	10.07%
	Silver	Short	3.06%	Short	3.04%
	Copper	Short	2.77%	Short	2.80%

			15.95%		15.91%

Livestock	Live Cattle	Short	4.69%	Short	4.62%
	Lean Hogs	Short	2.37%	Short	2.41%

			7.06%		7.03%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contract position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long and/or short positions in commodity futures contracts with a portion of the Fund’s assets, writing put and call options pursuant to the long/short commodity investment program, and by investing the remaining assets of the Fund as collateral in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund’s investment activity in futures contracts and writing commodity options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with the Fund’s clearing broker to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund also generates cash from the premiums it receives when writing options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the nine months ended September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2015.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Cocoa
	ICE Cocoa Futures Contract	Long	December 2015	91	$3,114.0000	10	$2,833,740

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	November 2015	(164)	$8.9200	5,000	$(7,314,400)
	CBOT Soybean Futures Contract	Short	January 2016	(256)	8.9400	5,000	(11,443,200)
	Corn
	CBOT Corn Futures Contract	Short	December 2015	(674)	3.8775	5,000	(13,067,175)
	Sugar
	ICE Sugar Futures Contract	Short	March 2016	(923)	0.1288	112,000	(13,314,829)
	Coffee
	ICE Coffee C Futures Contract	Short	December 2015	(203)	1.2135	37,500	(9,237,769)
	Wheat
	CBOT Wheat Futures Contract	Short	December 2015	(255)	5.1275	5,000	(6,537,562)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2015	(120)	309.0000	100	(3,708,000)
	CBOT Soybean Meal Futures Contract	Short	January 2016	(64)	308.2000	100	(1,972,480)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	December 2015	(314)	0.2734	60,000	(5,150,856)
	Cotton
	ICE Cotton Futures Contract	Short	December 2015	(97)	0.6044	50,000	(2,931,340)
Metals	Gold
	CEC Gold Futures Contract	Short	December 2015	(234)	1,115.2000	100	(26,095,680)
	Silver
	CEC Silver Futures Contract	Short	December 2015	(104)	14.5180	5,000	(7,549,360)
	Copper
	CEC Copper Futures Contract	Short	December 2015	(125)	2.3410	25,000	(7,315,625)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2015	(26)	1.2468	40,000	(1,296,620)
	CME Live Cattle Futures Contract	Short	December 2015	(189)	1.3093	40,000	(9,897,930)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	October 2015	(156)	0.7353	40,000	(4,587,960)
	CME Lean Hogs Futures Contract	Short	December 2015	(87)	0.6673	40,000	(2,322,030)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	November 2015	(61)	$980.00	$(2,669)
	Soybean Meal
	CBOT Soybean Meal Futures Options	December 2015	(27)	320.00	(16,470)
	Soybean Oil
	CBOT Soybean Oil Futures Options	December 2015	(47)	33.50	(1,128)
	Cotton
	ICE Cotton Futures Options	December 2015	(15)	63.00	(6,000)
	Cocoa
	ICE Cocoa Futures Options	December 2015	(14)	3,000.00	(21,840)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	November 2015	(61)	$980.0	$(271,069)
	Corn
	CBOT Corn Futures Options	December 2015	(103)	400.00	(111,368)
	Sugar
	ICE Sugar Futures Options	March 2016	(141)	15.50	(451,651)
	Coffee
	ICE Coffee C Futures Options	December 2015	(30)	170.00	(549,675)
	Wheat
	CBOT Wheat Futures Options	December 2015	(37)	540.00	(69,144)
	Soybean Meal
	CBOT Soybean Meal Futures Options	December 2015	(27)	320.00	(46,170)
	Soybean Oil
	CBOT Soybean Oil Futures Options	December 2015	(47)	33.50	(174,699)
	Cotton
	ICE Cotton Futures Options	December 2015	(15)	63.00	(25,200)
Metals	Gold
	CEC Gold Futures Options	December 2015	(34)	1,200.00	(309,400)
	Silver
	CEC Silver Futures Options	December 2015	(16)	16.50	(168,000)
Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2015	(26)	152.00	(291,720)
	CME Live Cattle Futures Options	December 2015	(6)	153.00	(53,580)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2015	(36)	84.00	(150,840)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2015, the Fund held U.S. Treasury bills worth $231,805,928 with a par value of $232,000,000, and a repurchase agreement worth $3,661,731.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2015.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). No shares have been repurchased during the fiscal year to date period ended September 30, 2015. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 5, 2015.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
November 5, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 5, 2015