Form 10-K
period 2015-12-31
Nuveen Long/Short Commodity Total Return Fund
filed 2016-03-14
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 10, 2016, the registrant had 16,345,840 shares outstanding.

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $268,548,350.

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

Organization

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Fund commenced operations on October 25, 2012, with its initial public offering. The Fund operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. Fund shares trade on the NYSE MKT under the ticker symbol “CTF”. The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

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

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA.

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of December 31, 2015 the Conversion remains subject to the receipt of certain regulatory approvals.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, and changes to the Fund’s investment strategy, name and distribution policy. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

On March 2, 2016 (subsequent to the Fund’s fiscal year end), the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of certain regulatory approval, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Objective and Investment Strategy

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat. The Index uses a momentum rule to determine if each commodity futures position is long, short or “flat” (in the case of energy futures, as described below). In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. The Fund’s investment strategy has three principal elements:

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

Collateral Investments. The Fund’s commodity investments generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 10%-25% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures contracts. These assets are placed in one or more commodity futures accounts maintained by the Fund at the Fund’s clearing broker, and are invested in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 75%-90% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-adviser.

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

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders, payment of operating expenses and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with its clearing broker will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

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

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and overseeing its implementation, managing the Fund’s business affairs and providing certain legal, accounting and other administrative support.

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

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. For instance, the Manager could change or deviate from the Fund’s investment strategy or the manner in which it is implemented if, among other things, the commodity option markets experienced a lack of volatility or liquidity so that it was no longer in the best interest of the Fund and its shareholders for the Fund to employ the options strategy, or if other unforeseen circumstances arose that necessitated a change in the Fund’s strategy or its implementation. In addition, the Manager has the rights and obligations with respect to the Fund as described under the Trust Agreement. As permitted under Delaware law, the Trust Agreement provides that the Manager does not owe any duties (including fiduciary duties) to the Fund, other than the implied contractual covenant of good faith and fair dealing.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $225.7 billion of assets under management as of December 31, 2015. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-adviser

The Manager has selected its affiliate, Gresham LLC, acting through its Gresham NTA division, to manage the Fund’s commodity futures investment strategy and options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser since April 2005. As of December 31, 2015, Gresham LLC had approximately $7.9 billion of client assets under management. Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and the Term Structure Monetization division (“Gresham TSM”). Gresham NTA and Gresham TSM operate independently of each other under the independent account controller exemption under CFTC Regulation 150.3(a). Each division implements independent trading decisions and positions, and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

Collateral Sub-adviser

The Manager has selected its affiliate, Nuveen Asset Management, to invest the Fund’s collateral (excluding the initial and variation margin maintained at the Fund’s clearing broker). Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser. As of December 31, 2015, Nuveen Asset Management had approximately $142.2 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

The agreements with each of the Sub-advisers may be terminated at any time, without penalty, by either the Manager or a Sub-adviser upon 120 days written notice. Also, the agreement with the Commodity Sub-adviser can be terminated by the Commodity Sub-adviser in certain circumstances on 90 days notice. Each of the agreements provides that each of the Sub-advisers will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-adviser for losses and costs arising out of its status as a Sub-adviser to the Fund if the Sub-adviser acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the best interests of the Fund, except, in each case, for a loss resulting from the Sub-adviser’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisers will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the Independent Committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and any Sub-Adviser without any approval by the Independent Committee or the Fund’s shareholders.

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

Commodity Investment Strategy Risks

You may lose all of your investment. An investment in the Fund’s shares is subject to investment risk, including the possible loss of the entire amount that you invest. An investment in the Fund’s shares represents an indirect investment in the commodity futures contracts owned by the Fund, the prices of which can be volatile, particularly over short-term periods. Investments in individual commodity futures contracts and options on futures contracts historically have had a high degree of price variability and may be subject to rapid and substantial price changes. These price changes may be magnified by computer-driven algorithmic trading, which is becoming more prevalent in the commodities markets. The Fund could incur significant losses on its investments in those commodity futures contracts. If the Fund experiences greater losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund’s historical performance is positive. The Fund’s returns over any particular period may be positive or negative.

Commodities have high levels of volatility and unpredictability. Movements in commodity prices are outside of the Fund’s control, are extremely difficult to predict and may not be anticipated by the Commodity Sub-adviser. Price movements may be influenced by, among other things:

•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	weather and climate conditions;

•	changing supply and demand relationships;

•	changes in international balances of payments and trade;

•	U.S. and international rates of inflation and economic growth;

•	currency fluctuations;

•	geopolitical events;

•	changes in interest and foreign currency/exchange rates;

•	market liquidity; and

•	changes in philosophies and emotions of market participants.

The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial swings in the valuation of the Fund’s holdings.

The changing interests of investors, hedgers and speculators in the commodity markets may influence whether futures prices are above or below the expected future spot price. In order to induce investors or speculators to take the corresponding long side of a futures contract, commodity producers must be willing to sell futures contracts at prices that are below the present value of expected future spot prices. Conversely, if the predominant participants in the futures market are the ultimate purchasers of the underlying commodity futures contracts in order to hedge against a rise in prices, then speculators would normally take the short side of the futures contract if the futures price is greater than the present value of the expected future spot price of the commodity. This can have significant implications for the Fund when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract. If the interests of investors, hedgers and speculators in futures markets have shifted such that commodity purchasers are the predominant participants in the market, the Fund will be constrained to reinvest at higher futures prices which could have a negative effect on the Fund’s returns and may cause the Fund to suffer losses on its short positions. Conversely, if commodity sellers are the predominant participants in the market, the Fund will be constrained to reinvest at lower prices which could have a negative effect on the Fund’s returns and may cause it to suffer losses on its long positions.

The concentration of certain commodities in the Index may result in greater volatility. As of December 31, 2015, the Index had its highest weightings in the energy and agriculture groups (49.0% and 30.7%, respectively). As a result, the Fund may invest a substantial portion of its net assets in long positions in the energy and agriculture groups. Additionally, the Fund may place a substantial portion of its net assets in short positions in the agriculture group; such concentration could negatively impact the Fund if prices of agricultural commodities trend up. In addition, a downturn in the energy group could have a larger impact on the Fund than on a fund that does not concentrate in that group. Petroleum-related commodities (including WTI Crude, Brent Crude, Heating Oil, RBOB Gasoline, and Gas Oil) are unique in that their price has historically been sensitive to geopolitical events and may be less driven by supply and demand imbalances. As a result, the Fund will not short these energy contracts and would instead move to a flat position (or U.S. government securities, other short-term, high grade fixed income securities and cash equivalents). At times, the performance of commodities in the energy group may lag the performance of other groups or the broader commodity market. The energy group in general, and the price of oil in particular, recently has experienced a period of volatility that may continue. The prices of commodities in the energy group also may be adversely affected by weather and other catastrophic events such as leaks, fires, explosions, damage to facilities and equipment resulting from natural disasters, inadvertent damage to facilities and equipment, and terrorist acts.

Investing in commodity futures contracts in the energy sector may present more risks than if the Fund had no exposure to such contracts. A downturn in the energy sector could have a larger impact on the Fund than on a fund that does not invest in the energy sector. As discussed above, the performance of commodity contracts in the energy sector may, at times, lag the performance of other sectors or the broader market as a whole. In addition, there are several specific risks associated with investments in the energy sector, including commodity price risk, depletion risk (i.e., the depletion of reserves), supply and demand risk, regulatory risk, acquisition risk, weather risk and catastrophic event risk.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund and the absence of “contango” in the prices of commodity futures contracts held short may cause the price of your shares to decrease. As the futures contracts included in the Index and held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held (long or short) in March 2016 may have an expiration date in June 2016. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2016 contract and purchasing a contract expiring in September 2016, or a short position may be replaced by covering or purchasing the June 2016 contract and selling short the September 2016 contract. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2016 contract would be made at a higher price than the purchase of the September 2016 contract, thereby allowing the Fund to purchase a greater quantity of the September 2016 contract. Conversely, a “contango”

market is one in which the prices of commodity futures contracts in the near-term months are lower than the prices of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. Absent other factors, covering a short position in the September 2016 contract by purchasing that contract at a lower price than the price of replacing it with a short position in the December 2016 contract would allow the Fund to sell short a greater quantity of the December 2016 contract. Because the Fund’s strategy is based in part on taking advantage of such “backwardation” and “contango” situations, the absence of “backwardation” or “contango” in certain commodities in which the Fund is long or short could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares. Generally, in “backwardation”, market roll yields are positive. In contango, market roll yields are negative.

The Fund may be subject to “whipsaw” risk, which is the risk that commodity price trends will change adversely to long or short positions taken by the Fund. Price momentum is an important factor in determining the Fund’s long and short/flat positions. As a result, “whipsaw” markets, in which significant price movements develop but then unexpectedly reverse, could cause substantial losses to the Fund. For example, price patterns in the commodity markets may indicate upward momentum, causing the Fund to shift from short or flat positions to long positions. However, such patterns may reverse unexpectedly, forcing the Fund to shift from long positions back to short or flat positions, leading to losses on such positions by the Fund. An unexpected change in government economic policy, a significant political or economic event, a surprise change in monetary policy, or a sudden shift in supply or demand could cause a severe reversal in a number of the Fund’s long or short positions, resulting in significant losses to the Fund.

Investments in futures contracts will expose the Fund to the risk of temporary aberrations or distortions in the commodity markets. The Fund is subject to the risk that temporary aberrations or distortions in the markets caused by certain events such as war, strikes, geopolitical events and natural disasters will occur that impact commodity prices and negatively impact the value of the Fund’s long and/or short positions, thereby adversely affecting the value of your shares.

Because futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. An investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole may prosper while shares of the Fund trade unprofitably.

Regulatory developments could significantly and adversely affect the Fund. Commodity markets are subject to comprehensive statutes and regulations promulgated not only by the CFTC but also by self-regulatory organizations such as the NFA. Among other things, the CFTC and the exchanges on which futures contracts are traded are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government, self-regulatory and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person, including the Fund, may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The initial public comment period for these proposed regulations closed on February 10, 2014. However, since that date, the CFTC has reopened the public comment period several times and has held public meetings to discuss certain position limit and aggregation issues. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. The re-proposed regulations would maintain the independent account controller exemption. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-adviser would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

Generally, current speculative position limits in the physical delivery markets are set at a stricter level during the spot month (that is, the month when the futures contract matures and becomes deliverable) versus the limits set for all other months. If the Manager determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities.

The re-proposed regulations are extremely complex and, if ultimately implemented, whether in their current proposed form or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. Current or potential future position limits regulations could negatively impact the full implementation of the Fund’s investment strategy, including the Fund’s ability to reinvest in additional futures contracts and options on futures contracts.

Any deflation or unanticipated changes in inflation may negatively affect the expected future spot price of underlying commodities. Deflation or unanticipated changes in the rate of inflation may result in changes in the future spot price of the underlying commodities to which the Fund’s investments in futures contracts relate, which could negatively affect the Fund’s profitability and result in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on future spot prices, adversely affecting the Fund’s operations and profitability, to the extent the Fund has taken a long position in the affected commodities.

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful. The Fund employs a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk adjusted total return over time. Option premiums generated by this strategy may also enable the Fund to more efficiently implement its distribution policy. The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes. In the event the Conversion occurs, the Fund will no longer employ an option writing strategy.

Specific price movements of the commodities or futures contracts underlying an option cannot be accurately predicted. There may be imperfect correlation between the changes in the market value of the futures contracts and the corresponding options contracts held by the Fund. Accordingly, the return performance of the Fund’s commodity futures contracts may not parallel the performance of the commodities that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund’s overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund’s ability to generate income and gains and limit losses. Because of the volatile nature of the commodities markets, writing (selling) commodity options involves a high degree of risk.

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

Risks Related to an Exchange Listing

NYSE MKT may halt trading in the shares which would adversely impact your ability to sell shares. The Fund’s shares are currently listed for trading on the NYSE MKT under the ticker symbol “CTF.” Trading in shares may be halted due to market conditions or, in light of the NYSE MKT rules and procedures, for reasons that, in the view of the NYSE MKT, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged. If you buy or sell shares in the secondary market, you will incur customary brokerage commissions and charges and may pay some or all of the spread between the bid and the offered price in the secondary market on each leg of a roundtrip (purchase and sale) transaction. In times of severe market disruption or low trading volume in the Fund’s shares, this spread can increase significantly.

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

Commodity Sub-adviser Risks

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Although the Manager does not anticipate a change in the Commodity Sub-adviser, any subsequent commodity sub-advisor to the Fund may employ a different commodity investment methodology than Gresham. Gresham’s proprietary methodology does not take into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-adviser’s strategies may not be applicable in the future. The Commodity Sub-adviser may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. You will be informed of any changes to the Commodity Sub-adviser’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-adviser without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance. The Manager currently intends to make certain changes in strategy if the proposed Conversion of the Fund is approved and implemented. See “Regulatory and Operating Risks—The Conversion of the Fund may not occur.”

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-adviser, its principals and its affiliates, are typically combined for speculative position limit purposes unless an exemption from aggregation is available.

It is possible that the Commodity Sub-adviser will approach or reach position limits for accounts managed within the Gresham NTA division, irrespective of the independent account controller exemption. If so, the Commodity Sub-adviser may have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-adviser may be modified to avoid exceeding regulatory “position limits,” potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-adviser may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations as well as profitability. In addition, a violation of speculative position limits by the Commodity Sub-adviser could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-adviser on behalf of its accounts. There can be no assurance that the Commodity Sub-adviser will liquidate positions held on behalf of all the Commodity Sub-adviser’s accounts, including the

Commodity Sub-adviser’s own accounts, in a proportionate manner. In the event the Commodity Sub-adviser chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

Risk that the Fund’s Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund’s shares may trade at prices other than the Fund’s net asset value per share. It is anticipated that the shares will trade in the secondary market at prices that may differ to varying degrees from the net asset value of the shares. The net asset value of each share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share and that shares may trade at a discount from their net asset value (which could be significant). The price difference may be due to the fact that supply and demand forces at work in the secondary trading market for shares are not necessarily the same as the forces influencing the prices of the commodity futures contracts and other instruments held by the Fund at any point in time.

Other Risks of the Fund’s Investment Strategy

The Fund may engage in frequent trading of its portfolio investments, or “Portfolio Turnover”. A portfolio turnover rate of 200%, for example, is equivalent to the Fund buying and selling all of its component instruments two times during the course of a year. A high portfolio turnover rate could result in high brokerage costs for the Fund. The Fund’s investment strategy of frequently rolling futures contracts will cause it to have a much higher portfolio turnover rate.

The Fund is subject to momentum investing risk, which is the risk that commodity futures contracts may be more volatile than the market as a whole, or that the returns on commodity futures contracts that previously exhibited price momentum are less than returns on other styles of investing. Momentum can turn quickly, and commodity futures contracts that previously exhibited high momentum may not experience continued momentum.

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

An investment in the Fund may not necessarily diversify an investor’s overall portfolio and may exacerbate losses. The investment performance of the Index, the benchmark against which the Fund compares its performance, has shown little long-term historical correlation to the performance of other asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of the Index, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets, or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, your losses therefore may be exacerbated as you may suffer losses on your investment in the Fund at the same time as losses on your other investments increase.

There may be a loss on investments in short-term debt securities. When the Fund purchases a futures contract, the Fund is required to deposit with its futures commission merchant only a portion of the value of the contract. This deposit is known as “initial margin.” If and when the market moves against the position, the Fund is required to make additional deposits known as “variation margin.” The Fund invests its assets, other than the amount of margin required to be maintained by the Fund, in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The value of debt securities generally moves inversely with movements in interest rates (declining as interest rates rise). The value of debt securities might also decline if the credit quality of the issuer deteriorates, or if the issuer defaults on its obligations. If the Fund is required to sell short-term debt securities before they mature when the value of the securities has declined, the Fund will realize a loss. This loss may adversely impact the price of the Fund’s shares.

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

Continuing effects of financial crisis. The financial crisis in the U.S. and global economies (including the European sovereign debt crisis) has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments, and the Federal Reserve and certain foreign central banks, have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done gradually), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets. It is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of securities and commodities held by the Fund.

In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact securities and commodities in a different country or region.

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

Regulatory and Operating Risks

The shares are not federally insured. The shares do not represent a deposit or obligation of, and are not guaranteed or endorsed by, any bank or other insured depository institution, and are not federally insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency.

The Conversion of the Fund may not occur. On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The purpose of the Conversion is to seek a closer alignment between the Fund’s share price and net asset value. On May 15, 2015, at the 2015 annual meeting of shareholders of the Fund, shareholders approved a proposal for the approval and adoption of a second amendment and restatement of the Amended and Restated Trust Agreement of the Fund, which will allow the Fund to effect the Conversion. The Conversion will only become effective upon receiving necessary regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. There can be no assurance as to when, or if, the Conversion actually will occur, and if it does occur, that it will achieve its stated purpose. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

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

The value of the Fund’s shares could decrease if the Fund’s trading methodologies fail to produce the desired results or unanticipated operational or trading problems occur. There may be unanticipated problems or issues with respect to the trading and operational procedures of the Fund that could have a material adverse effect on an investment in the shares. In addition, there can be no assurance that the trading methodologies employed by the Fund will deliver the desired results.

Conflicts of interest could adversely affect the Fund. There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions (if any) by the Fund. In addition, the Collateral Sub-adviser and Commodity Sub-adviser are affiliates of the Manager. Each Sub-adviser may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-adviser approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the Manager and the Sub-advisers have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the Sub-advisers have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the Sub-advisers resolve conflicts of interest as they arise based on its judgment and analysis of the particular conflict. The Manager and the Sub-advisers seek to resolve all potential conflicts in a manner that is fair and equitable to the Fund and its shareholders over time. However, it is possible that the Manager and/or the Sub-advisers could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the Manager relies heavily on Gresham LLC, which has a relatively small number of personnel. If any of Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it could have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, the Manager, the Collateral Sub-adviser and the Commodity Sub-adviser may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

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

Shareholders have limited voting rights, and the Independent Committee has certain limited duties and powers, and neither will be able to affect management of the Fund regardless of performance. Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. The Fund also does not have a board with the ability to control the management and operation of the Fund that would be typical of a board of directors of a corporation. In addition, the powers and duties of the Independent Committee are very limited with respect to the Fund. The sole power of the Independent Committee is to serve the audit committee and nominating committee functions of the Fund. The Independent Committee, unlike the board of directors of an investment company, does not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisers. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders.

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

An investment in the shares may be adversely affected by competition from other methods of investing in commodities. The Fund competes with other financial vehicles, including other commodity pools, investment companies, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager’s or Commodity Sub-adviser’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of the Fund or of other accounts managed by the Commodity Sub-adviser.

Deregistration of the Manager or Sub-advisers could disrupt operations. The Manager and the Commodity Sub-adviser are registered commodity pool operators, the Commodity Sub-adviser is a registered commodity trading advisor and the Collateral Sub-adviser is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s Manager, and shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisers’ registrations, the Manager would terminate the management agreement with that Sub-adviser, in which case the Manager could choose to appoint a new sub-advisor or terminate the Fund. No regulatory action is currently pending or threatened against the Manager, the Commodity Sub-adviser or the Collateral Sub-adviser.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are generally expected over the long-term to be derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In that event, the Fund may liquidate investments in order to make distributions, and the timing and terms of any such liquidations could be disadvantageous to the Fund and its shareholders. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which the Manager earns management fees and may negatively affect the market price of the Fund’s shares. In the event the Conversion occurs, the Fund will discontinue its distribution policy.

Tax Risk

As a partnership, the Fund may generate a tax liability regardless of whether you receive cash distributions. You will be taxed on your share of the Fund’s taxable income and gain each year, regardless of whether you receive any cash distributions from the Fund. The Fund is a partnership and not a regulated investment company; therefore, it is not required to make annual distributions. Your share of such income or gain, as well as the tax liability generated by such income or gain, may exceed the distributions, if any, that you receive from the Fund for the year.

Certain provisions of the Internal Revenue Code may cause investors who purchased Fund shares at a discount to net asset value to recognize gain in the first year of purchase without having sold their shares. The Fund is taxed as a partnership, and as a result, you are treated as owning your proportionate share of Fund assets. Section 743(b) of the Internal Revenue Code of 1986, as amended (the “Code”), generally requires the Fund to adjust your proportionate share of the basis in the Fund’s assets (your share of the “inside basis” in the Fund) to reflect your initial “outside basis” in your shares (i.e., the initial purchase price of your shares). In addition, Section 1256 of the Code requires the Fund to treat a large majority of its futures contracts as having been sold for tax purposes at the end of each year at their then-current market value.

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

Tax-exempt investors may recognize unrelated business taxable income with respect to their investment in the Fund. Persons that are otherwise exempt from U.S. Federal income tax may be allocated unrelated business taxable income as a result of their investment in the Fund. In particular, for charitable remainder trusts, an investment in the Fund may not be appropriate.

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

The Fund generally could be impacted adversely by proposed changes and future changes in U.S. Federal income tax laws or tax administration, including changes that might treat publicly traded partnerships like the Fund as taxable corporations. If for any reason the Fund were taxable as a corporation for U.S. Federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders. Its net income would be subject to taxation, reducing cash available for distributions, if any, and resulting in distributions, if any, being treated as dividends to the extent of current or accumulated earnings and profits. Such a tax reclassification could materially reduce the overall performance and after-tax returns of the Fund, possibly causing a decline in the price of the Fund shares.

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

Tax rates and other features under current U.S. Federal income tax law may be adversely affected in the future. Long-term capital gains and ordinary income are now taxed to non-corporate investors at the applicable U.S. Federal income tax rates. There continue to be proposals for further changes to U.S. Federal income tax law, some of which could adversely affect the Fund or its shareholders.

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets are subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity are generally subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. A foreign financial institution formed or doing business in a jurisdiction that has entered into an intergovernmental agreement to implement FATCA may need to comply with rules enacted by that jurisdiction, rather than entering into an agreement with U.S. Treasury. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

You will receive a Schedule K-1 and as a result may incur additional costs. Investors in the Fund will receive a Schedule K-1 (not a Form 1099) reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the end of the first week of March following the taxable year to which it relates. If there were a delay in making Schedule K-1 available, it could be more difficult for investors to complete their tax return in a timely fashion. In the event the Fund has income and/or gains, investors may be required to pay taxes on their portion of such income and/or gains and the amount of those taxes may exceed their distributions from the Fund or the amount they receive when they sell their shares. Schedule K-1 is complex and shareholders who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Possible constructive termination. Under U.S. Federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs, or the 15th day of the third month for tax years beginning after December 31, 2015) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2015.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The shares of the Fund trade on the NYSE MKT under the ticker symbol “CTF.”

The following table sets forth, for the calendar quarter indicated, the high and low intra-day market prices per share.

	Share Price
Quarter Ended	High	Low
December 2015	$16.43	$15.27
September 2015	$16.70	$15.70
June 2015	$16.88	$16.18
March 2015	$17.06	$16.31
December 2014	$17.25	$14.19
September 2014	$16.38	$14.63
June 2014	$16.72	$15.95
March 2014	$17.60	$16.40

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

Quarter Ended	High	Low
December 2015	(3.36)%	(6.42)%
September 2015	(2.93)%	(5.02)%
June 2015	(3.05)%	(7.45)%
March 2015	(5.14)%	(7.46)%
December 2014	(7.47%)	(22.65%)
September 2014	(14.70%)	(21.07%)
June 2014	(14.10%)	(17.65%)
March 2014	(12.37%)	(17.08%)

Refer to the Fund Total Returns section of “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the proposed Conversion’s impact on the Fund’s shares discount.

As of December 31, 2015, the Fund had approximately 10,705 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2014 and 2015 calendar years.

During the years ended December 31, 2015 and December 31, 2014, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 28, 2015	December 30, 2015	December 31, 2015	$0.090
November 25, 2015	November 30, 2015	December 1, 2015	$0.100
October 28, 2015	October 30, 2015	November 2, 2015	$0.100
September 28, 2015	September 30, 2015	October 1, 2015	$0.100
August 27, 2015	August 31, 2015	September 1, 2015	$0.100
July 29, 2015	July 31, 2015	August 3, 2015	$0.100
June 26, 2015	June 30, 2015	July 1, 2015	$0.119
May 27, 2015	May 29, 2015	June 1, 2015	$0.119
April 28, 2015	April 30, 2015	May 1, 2015	$0.119
March 27, 2015	March 31, 2015	April 1, 2015	$0.119
February 25, 2015	February 27, 2015	March 2, 2015	$0.119
January 28, 2015	January 30, 2015	February 2, 2015	$0.135
December 26, 2014	December 30, 2014	December 31, 2014	$0.135
November 25, 2014	November 28, 2014	December 1, 2014	$0.135
October 29, 2014	October 31, 2014	November 3, 2014	$0.135
September 26, 2014	September 30, 2014	October 1, 2014	$0.135
August 27, 2014	August 29, 2014	September 2, 2014	$0.135
July 29, 2014	July 31, 2014	August 1, 2014	$0.135
June 26, 2014	June 30, 2014	July 1, 2014	$0.135
May 28, 2014	May 30, 2014	June 2, 2014	$0.135
April 28, 2014	April 30, 2014	May 1, 2014	$0.155
March 27, 2014	March 31, 2014	April 1, 2014	$0.155
February 26, 2014	February 28, 2014	March 3, 2014	$0.155
January 29, 2014	January 31, 2014	February 3, 2014	$0.155

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

c) On March 14, 2013, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). During the year ended December 31, 2015, the Fund did not repurchase any shares. No shares have been repurchased outside of the program described.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the years ended December 31, 2015, 2014, 2013 and 2012, and for the period beginning on May 25, 2011 (the date on which the Fund was organized as a Delaware statutory trust) and ending on December 31, 2011, has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on October 25, 2012, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012		2011
Total assets	$273,672,836	$297,564,881	$372,991,675	$436,988,415		$588,055
Total liabilities	$4,712,169	$4,388,146	$8,610,928	$9,876,852		$568,000
Net assets	$268,960,667	$293,176,735	$364,380,747	$427,111,563		$20,055
Net increase (decrease) in cash	$—	$—	$—	$(20,055)		$20,055
Shares outstanding	16,345,840	16,345,840	17,755,840	18,800,840		840
Net asset value per share outstanding	$16.45	$17.94	$20.52	$22.72		$23.88
Total distributions per share	$1.3200	$1.7000	$1.8600	$0.1550		$—
Total investment income	$444,078	$278,885	$449,531	$87,459		$—	(2)
Net investment income (loss)	$(5,167,444)	$(5,465,243)	$(6,388,304)	$(1,275,616)		$—	(2)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$2,529,235	$(15,153,949)	$(4,217,060)	$(16,628,746)		$—	(2)
Net income (loss)	$(2,638,209)	$(20,619,192)	$(10,605,364)	$(17,904,362)		$—	(2)
Net income (loss) per weighted-average share	$(0.16)	$(1.18)	$(0.57)	$(0.95	)(1)	$—	(2)

(1)	For the period October 25, 2012 (the Fund’s commencement of operations) through December 31, 2012.
(2)	For the period August 31, 2011 (initial issuance of shares to the Manager) through December 31, 2011. The Fund had not commenced operations during this period.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
Total investment income	$152,798	$119,171	$123,629	$48,480
Net investment income (loss)	$(1,015,414)	$(1,620,212)	$(1,336,826)	$(1,194,992)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$1,906,985	$1,087,088	$(4,290,518)	$3,825,680
Net income (loss)	$891,571	$(533,124)	$(5,627,344)	$2,630,688
Increase (decrease) in net assets	$(3,848,717)	$(5,436,885)	$(11,462,806)	$(3,467,660)
Net income (loss) per weighted-average share	$0.05	$(0.03)	$(0.34)	$0.16

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$63,223	$64,461	$73,502	$77,699
Net investment income (loss)	$(1,214,517)	$(1,336,033)	$(1,430,882)	$(1,483,811)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(7,736,248)	$1,070,682	$1,020,901	$(9,509,284)
Net income (loss)	$(8,950,765)	$(265,351)	$(409,981)	$(10,993,095)
Increase (decrease) in net assets	$(27,027,089)	$(16,085,279)	$(8,842,084)	$(19,249,560)
Net income (loss) per weighted-average share	$(0.54)	$(0.02)	$(0.02)	$(0.62)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser, and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on May 25, 2011 and commenced operations on October 25, 2012, with its public offering. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF”. The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). The Index tracks the historical total return performance of a diverse portfolio of commodity futures, which may be invested long, short or flat. The Index uses a momentum rule to determine if each commodity futures position is long, short or flat. In pursuing its investment objective, the Fund invests directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets, and also invests in commodity options contracts (the futures and options are sometimes referred to as the “commodity portfolio”). Individual commodity futures positions may be either long or short (or flat in the case of energy futures) depending upon market conditions. The Fund’s options strategy seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities and other short-term, high-grade debt securities.

Results of Operations

The Year Ended December 31, 2015—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.54 on the close of business on December 31, 2015. This represents a decrease of 6.39% in share price (not including an assumed reinvestment of distributions) from the $16.60 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the year were $17.06 (January 26, 2015) and $15.27 (December 14, 2015), respectively. During the year, the Fund paid distributions totaling $1.320 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was 1.50%. At December 31, 2015, shares of the Fund traded at a 5.53% discount to the Fund’s net asset value of $16.45 per share.

The Year Ended December 31, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.60 on the close of business on December 31, 2014. This represents a decrease of 3.60% in share price (not including an assumed reinvestment of distributions) from the $17.22 at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day prices for the year were $17.60 (January 22, 2014) and $14.19 (October 16, 2014), respectively. During the year, the Fund declared distributions totaling $1.700 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was 7.27%. At December 31, 2014, shares of the Fund traded at a 7.47% discount to the Fund’s net asset value of $17.94 per share. During the year the Fund repurchased 1,410,000 shares.

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

The Year Ended December 31, 2015—Net Assets of the Fund

The Fund’s net assets decreased from $293.2 million at December 31, 2014, to $269.0 million at December 31, 2015, a decrease of $24.2 million. The decrease in the Fund’s net assets was due to a net loss of $2.6 million, in addition to $21.6 million of distributions to shareholders.

The Fund generated a net loss of $2.6 million for the year ended December 31, 2015, resulting from interest income of $0.4 million and net realized gains of approximately $2.9 million, offset by expenses of $5.6 million and change in net unrealized depreciation of $0.3 million.

During the year ended December 31, 2015, the Fund’s collateral investments generated interest income of $444,078, which represents 0.16% of average net assets for the year ended December 31, 2015.

The net asset value per share on December 31, 2015, was $16.45. This represents a decrease of 8.31% in net asset value (not including an assumed reinvestment of distributions) from the $17.94 net asset value as of December 31, 2014. During the year, the Fund paid distributions totaling $1.320 per share to shareholders. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -0.99% for the year ended December 31, 2015.

The Year Ended December 31, 2014—Net Assets of the Fund

The Fund’s net assets decreased from $364.4 million at December 31, 2013, to $293.2 million at December 31, 2014, a decrease of $71.2 million. The decrease in the Fund’s net assets was due to $29.6 million of distributions to shareholders, $21.0 million of share repurchases, and a net loss of $20.6 million.

The Fund generated a net loss of $20.6 million for the year ended December 31, 2014, resulting from interest income of $0.3 million, offset by net realized losses of $13.4 million, total expenses of $5.7 million, and net unrealized depreciation of $1.8 million.

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

The Year Ended December 31, 2015—Overall Commodity Market Commentary

The environment for commodities continued to be challenging during the year ended December 31, 2015. Macroeconomic headwinds and unfavorable supply-demand dynamics contributed to falling prices and bearish sentiment for all commodities. The broad commodity market, as measured by the long-only Bloomberg Commodity Index (“BCOM”), fell 24.7% for the year, with declines in every commodity group.

In contrast, the Fund’s benchmark index, the Morningstar® Long/Short Commodity IndexSM (the “Index”), advanced 2.4% for the year. Within the Index, the livestock and metals groups experienced double-digit gains, the energy group had a flat return, and the agriculture group fell slightly.

The energy sector led the BCOM’s decline, with a loss of 38.9% for the year. The combination of falling global demand and rising inventories, along with a stronger U.S. dollar, weighed heavily on energy commodities. Sluggish economic growth globally and the deceleration in China’s economy continued to diminish expectations for crude oil demand. Despite falling prices, the Organization for the Petroleum Exporting Countries (OPEC) maintained its high output levels to try to keep its market share intact, while North American production demonstrated better-than-expected resilience. Additionally, the lifting of Western sanctions on Iranian oil exports was expected to further contribute to the global supply glut in 2016. Natural gas prices were also hurt by milder summer weather and a warmer start to winter, while storage was ample and production continued at near-record levels. Within the long-only BCOM, crude oil ended the year down 44.9%, heating oil lost 42.9% and natural gas fell 40.0%. Unleaded gasoline (RBOB) posted the smallest decline in the energy group, down 12.7% in the BCOM for the year, as refinery outages hurt production and lower prices helped spur consumer demand. The Index held flat positions across the energy complex for the entire year.

The agriculture sector also saw widespread negative performance in the broad market. Grain prices fell as generally favorable weather and increased plantings stoked fears of oversupply. Currency movements also pressured grain futures lower, particularly as U.S. dollar appreciation made foreign wheat crops look cheaper and weakening currencies in Brazil and Argentina were expected to boost their grain exports. Soybean oil experienced a smaller decline among the grain commodities, as a fourth-quarter rally driven by expectations for improving demand helped reverse some of its earlier losses. Arabica coffee and sugar prices were dampened by Brazil’s favorable growing conditions and its weak local currency, which were expected to contribute to robust supply and increased exports. While Arabica coffee prices slid 31.6% for the year in the BCOM, a fourth-quarter rebound in sugar prices, propelled by tighter supply expectations, helped trim its loss to 4.8% for the year. Cotton had a small gain of 2.9% for the year and was the only commodity in the BCOM with a positive return for the year. Cotton prices rallied in both the spring and early winter when key cotton-growing regions of the U.S. suffered heavy rains and flooding, raising concerns about diminished fiber quality. The Index stayed short or flat in most agriculture commodities for most of the year, resulting in a small loss of 1.5% for the year.

The metals group, composed of gold, silver and copper, trended lower in the broad market. The anticipation of the U.S. Federal Reserve’s rate hike kept gold and silver prices choppy all year. The U.S. Federal Reserve’s announcement to raise its main policy rate by 0.25% in December and waning demand for physical gold pushed gold prices near a six-year low. Copper continued to slide due to the overall lackluster global macroeconomic picture, and particularly China’s waning demand for metals. U.S. dollar strength, reports of rising inventories, and periods of aggressive selling and long liquidations, also weighed on copper price. The Index’s metals sector appreciated 11.9% during the year, due to its generally short positions across all three metals commodities.

The livestock group lost 18.9% for the year in the BCOM. Both macroeconomic and idiosyncratic factors weighed on lean hogs and live cattle prices throughout the year. The stronger U.S. dollar reduced beef and pork export demand, as well as encouraged beef imports from Mexico, Canada, and New Zealand, causing rising supply levels of both beef and pork. The avian flu outbreak during the spring created price competition with chicken, which hurt demand. In addition, pork supply was further bolstered by a sooner-than-expected dissipation of a fatal pig virus that had devastated herds over the past two years and by larger hog weights, as lower grain prices encouraged farmers to bulk up their livestock. Lean hogs prices were further pressured by the World Health Organization’s decision to classify processed meats as carcinogenic to humans, which was announced in October. Within the Index, livestock was the best-performing group for the year, up 17.9%, aided by its generally short bias during the year.

At year end, the Index experienced its annual reconstitution. Morningstar determines each constituent’s weighting by evaluating the magnitude and direction of its momentum signal, based on the 12-month average of the dollar value of open interest of each commodity. The top magnitude is capped at 10%, and any excess is redistributed to the remaining commodities. On the third Friday of December, Morningstar reset the constituent membership of the Index for the year, resulting in target weight increases to gas oil and corn, and decreases to natural gas, heating oil and lean hogs. No commodities were added to or removed from the Index.

The Year Ended December 31, 2014—Overall Commodity Market Commentary

The broad commodity market rallied early in the year, gaining 7.0% in the first quarter as measured by the BCOM, but retreated over the remainder of the year. Plentiful supply of energy and agriculture commodities led to steep price declines across these commodity groups, which dragged down the broad market’s return for the year.

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

The largest group by weight, energy commodities represented 50.9% of the Index at the end of the year. The group was also the Index’s weakest performer, down 8.8% for the year, led by natural gas. Demand was high early in the year during the polar vortex in the U.S., which bolstered natural gas prices, but volatility persisted over the remainder of the year. Oversupply conditions resulted from demand falling below expectations, as weather during the year was milder than forecasted. Crude oil faced a difficult environment, particularly in the second half of the year when prices began to fall, as global demand slowed amid booming supply. In November, a price cut by Saudi Arabia was followed by an unexpected decision by OPEC to leave production levels unchanged, which hastened the decline in crude prices.

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

The Year Ended December 31, 2015—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 0.9% for the 12-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund outperformed the BCOM, which returned -24.7%, but trailed the Index, which returned 2.4%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distribution, was a loss of 0.99%.

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

On an absolute performance basis, the Fund underperformed the Index in the livestock and metals groups, and slightly trailed in the agriculture group, while the energy group was neutral.

The Fund’s livestock position fell 2.3% for the year, while the Index’s rose 17.9%. Weakness in the Fund’s live cattle position drove the group’s underperformance. A choppy trading environment for live cattle futures caused the Fund to experience the whipsaw effect due to excess flipping activity, whereas the Index experienced less frequent position changes. However, during part of the year, the Fund collected additional options premium by selling both puts and calls on live cattle during these position changes, which helped offset some of the negative impact of the whipsaw effect. The Fund’s lean hogs position was up for the year, but the gain fell short of the Index’s lean hogs return.

Within the metals group, the Fund was up 8.5% and the Index was up 11.9% for the year. Early in the year, volatility in gold prices led to unfavorable flipping activity in the Fund’s position, as the Fund experienced the whipsaw effect and lagged the Index’s gold position for the year. However, the Fund was short gold for the remainder of the year, which helped mitigate some of the earlier losses, as did the additional premium the Fund collected from selling both puts and calls during the first quarter. The Fund’s copper position also lagged that of the Index for the year, due to losses caused by the whipsaw effect during the second quarter of 2015.

In the agriculture group, the Fund slightly underperformed the Index, down 2.0%% and 1.5%, respectively, for the year. The Fund’s cotton and soybean oil positions were the largest detractors within the sector, as the whipsaw effect weighed on performance, especially for cotton. The Fund’s coffee, soybean meal and sugar positions also lagged the Index’s positions. However, these losses were partially offset by outperformance in the Fund’s corn, soybean, wheat and cocoa positions.

The Fund had no trading activity in the energy group during the 12-month period, as both the Fund and the Index maintained flat positions across all energy commodities since the third quarter of 2014.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of December 31, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value.

	Total Returns as of December 31, 2015
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	-1.07%	1.50%	-5.54%
Net Asset Value	0.31%	-0.99%	-3.43%
Index	1.44%	2.42%	0.63%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on October 25, 2012.

Returns represent past performance, which is no guarantee of future performance.

The graph below presents the Fund’s inception to date cumulative total return as of each month end based on the market value and net asset value, as well as the Fund inception to date cumulative total return of the Index as of each month end, for the period October 25, 2012 (commencement of Fund operations) through December 31, 2015. The total returns on net asset value and market value assume the reinvestment of distributions on the distribution payment date as described above.

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of December 31, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of December 31, 2015.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil	Flat	19.78%	Flat	19.77%
	Heating Oil	Flat	16.09%	Flat	16.10%
	Natural Gas	Flat	6.87%	Flat	6.87%
	Unleaded Gas	Flat	6.34%	Flat	6.35%

			49.08%		49.09%

Agriculturals	Soybean	Short	8.07%	Short	8.03%
	Corn	Short	6.66%	Short	6.66%
	Sugar	Long	3.24%	Long	3.26%
	Soybean Meal	Short	3.05%	Short	3.04%
	Wheat	Short	2.71%	Short	2.71%
	Coffee	Short	2.19%	Short	2.21%
	Soybean Oil	Short	1.81%	Long	1.80%
	Cocoa	Long	1.54%	Long	1.54%
	Cotton	Long	1.48%	Long	1.48%

			30.75%		30.73%

Metals	Gold	Short	9.32%	Short	9.36%
	Silver	Short	3.32%	Short	3.31%
	Copper	Short	2.53%	Short	2.52%

			15.17%		15.19%

Livestock	Live Cattle	Short	3.54%	Short	3.53%
	Lean Hogs	Short	1.46%	Short	1.46%

			5.00%		4.99%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contracts position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. The Fund did not repurchase any shares during the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Refer to note 2 of the Fund’s Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2015.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Sugar
	ICE Sugar Futures Contract	Long	March 2016	509	$0.1524	112,000	$8,688,019
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2016	128	3,211.0000	10	4,110,080
	Cotton
	ICE Cotton Futures Contract	Long	March 2016	124	0.6328	50,000	3,923,360

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	March 2016	(466)	$8.6425	5,000	$(20,137,025)
	Corn
	CBOT Corn Futures Contract	Short	March 2016	(912)	3.5875	5,000	(16,359,000)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	March 2016	(271)	265.5000	100	(7,195,050)
	Wheat
	CBOT Wheat Futures Contract	Short	March 2016	(288)	4.7000	5,000	(6,768,000)
	Coffee
	ICE Coffee C Futures Contract	Short	March 2016	(142)	1.2670	37,500	(6,746,775)
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2016	(261)	0.3075	60,000	(4,815,450)
Metals	Gold
	CEC Gold Futures Contract	Short	February 2016	(223)	1,060.2000	100	(23,642,460)
	CEC Gold Futures Contract	Short	April 2016	(10)	1,060.8000	100	(1,060,800)
	Silver
	CEC Silver Futures Contract	Short	March 2016	(123)	13.8030	5,000	(8,488,845)
	Copper
	CEC Copper Futures Contract	Short	March 2016	(129)	2.1350	25,000	(6,885,375)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	February 2016	(79)	1.3680	40,000	(4,322,880)
	CME Live Cattle Futures Contract	Short	April 2016	(125)	1.3798	40,000	(6,898,750)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	February 2016	(29)	0.5980	40,000	(693,680)
	CME Lean Hogs Futures Contract	Short	April 2016	(141)	0.6595	40,000	(3,719,580)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Sugar
	ICE Sugar Futures Options	February 2016	(74)	$14.50	$(87,853)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(39)	31.50	(15,327)
	Cocoa
	ICE Cocoa Futures Options	February 2016	(19)	3,000.00	(42,560)
	Cotton
	ICE Cotton Futures Options	February 2016	(19)	63.00	(15,200)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	February 2016	(70)	$960.00	$(341,250)
	Corn
	CBOT Corn Futures Options	February 2016	(137)	410.00	(357,913)
	Sugar
	ICE Sugar Futures Options	February 2016	(74)	14.50	(26,522)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2016	(41)	310.00	(184,705)
	Wheat
	CBOT Wheat Futures Options	February 2016	(43)	530.00	(135,987)
	Coffee
	ICE Coffee C Futures Options	February 2016	(21)	150.00	(191,677)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(39)	31.50	(32,877)
	Cotton
	ICE Cotton Futures Options	February 2016	(19)	63.00	(12,540)
Metals	Gold
	CEC Gold Futures Options	January 2016	(35)	1,170.00	(385,000)
	Silver
	CEC Silver Futures Options	February 2016	(18)	16.00	(200,790)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2016	(31)	150.00	(165,850)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2016	(26)	68.00	(87,100)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2015, the Fund held U.S. Treasury Bills worth $228,580,099 with a total par value of $229,000,000 and a repurchase agreement worth $1,293,949.

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

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Long/Short Commodity Total Return Fund:

In our opinion, the accompanying schedule of investments at December 31, 2015 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Long/Short Commodity Total Return Fund (the “Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 11, 2016

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 13,000	U.S. Treasury Bills	0.000%	1/07/16	Aaa	$12,999,948
17,000	U.S. Treasury Bills	0.000%	2/04/16	Aaa	16,998,521
11,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	10,998,064
30,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	29,987,340
35,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	34,970,670
45,000	U.S. Treasury Bills	0.000%	5/26/16	Aaa	44,930,520
10,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	9,971,830
50,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	49,818,450
6,000	U.S. Treasury Bills	0.000%	11/10/16	Aaa	5,972,892
12,000	U.S. Treasury Bills	0.000%	12/08/16	Aaa	11,931,864

$ 229,000	Total U.S. Government and Agency Obligations (cost $228,672,757)				$228,580,099

	Repurchase Agreements
$ 1,294	Repurchase Agreement with State Street Bank, dated 12/31/15, repurchase price $1,293,949, collateralized by $1,225,000 U.S. Treasury Notes, 3.500%, due 5/15/20, value $1,321,469	0.010%	1/04/16	N/A	$1,293,949

	Total Repurchase Agreements (cost $1,293,949)				$1,293,949

	Total Short-Term Investments (cost $229,966,706)				$229,874,048

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	March 2016	(466)	$(20,137,025)	$603,500

	Corn
	CBOT Corn Futures Contract	Short	March 2016	(912)	(16,359,000)	563,781

	Sugar
	ICE Sugar Futures Contract	Long	March 2016	509	8,688,019	282,749

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	March 2016	(271)	(7,195,050)	498,120

	Wheat
	CBOT Wheat Futures Contract	Short	March 2016	(288)	(6,768,000)	343,850

	Coffee
	ICE Coffee C Futures Contract	Short	March 2016	(142)	(6,746,775)	(164,550)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Short	March 2016	(261)	(4,815,450)	52,517

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2016	128	4,110,080	16,886

	Cotton
	ICE Cotton Futures Contract	Long	March 2016	124	3,923,360	(42,792)

	Total Agriculture					2,154,061

Metals	Gold
	CEC Gold Futures Contract	Short	February 2016	(223)	(23,642,460)	552,150
	CEC Gold Futures Contract	Short	April 2016	(10)	(1,060,800)	(9,300)

	Total Gold					542,850

	Silver
	CEC Silver Futures Contract	Short	March 2016	(123)	(8,488,845)	348,810

	Copper
	CEC Copper Futures Contract	Short	March 2016	(129)	(6,885,375)	436,250

	Total Metals					1,327,910

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	February 2016	(79)	(4,322,880)	(139,250)
	CME Live Cattle Futures Contract	Short	April 2016	(125)	(6,898,750)	(579,779)

	Total Live Cattle					(719,029)

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	February 2016	(29)	(693,680)	(12,828)
	CME Lean Hogs Futures Contract	Short	April 2016	(141)	(3,719,580)	(198,170)

	Total Lean Hogs					(210,998)

	Total Livestock					(930,027)

	Total Futures Contracts outstanding					$2,551,944

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Sugar
	ICE Sugar Futures Options	February 2016	(74)	$14.50	$(87,853)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(39)	31.50	(15,327)

	Cocoa
	ICE Cocoa Futures Options	February 2016	(19)	3,000.00	(42,560)

	Cotton
	ICE Cotton Futures Options	February 2016	(19)	63.00	(15,200)

	Total Agriculture				(160,940)

	Total Call Options Written outstanding (premiums received $228,968)		(151)		$(160,940)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	February 2016	(70)	$960.00	$(341,250)

	Corn
	CBOT Corn Futures Options	February 2016	(137)	410.00	(357,913)

	Sugar
	ICE Sugar Futures Options	February 2016	(74)	14.50	(26,522)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2016	(41)	310.00	(184,705)

	Wheat
	CBOT Wheat Futures Options	February 2016	(43)	530.00	(135,987)

	Coffee
	ICE Coffee C Futures Options	February 2016	(21)	150.00	(191,677)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(39)	31.50	(32,877)

	Cotton
	ICE Cotton Futures Options	February 2016	(19)	63.00	(12,540)

	Total Agriculture				(1,283,471)

Metals	Gold
	CEC Gold Futures Options	January 2016	(35)	1,170.00	(385,000)

	Silver
	CEC Silver Futures Options	February 2016	(18)	16.00	(200,790)

	Total Metals				(585,790)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2016	(31)	$150.00	$(165,850)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2016	(26)	68.00	(87,100)

	Total Livestock				(252,950)

	Total Put Options Written outstanding (premiums received $2,094,372)		(554)		$(2,122,211)

	Total Options Written outstanding (premiums received $2,323,340)		(705)		$(2,283,151)

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 761 and (3,199), respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $16,721,459 and $(117,733,670), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $3,698,613 and $(1,146,669), respectively.
N/A	Not applicable
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $229,966,706 and $249,880,682, respectively)	$229,874,048	$249,875,345
Deposits with brokers	40,100,175	44,088,266
Unrealized appreciation on futures contracts	3,698,613	3,601,270

Total assets	$273,672,836	$297,564,881

LIABILITIES
Options written, at value (premiums received $2,323,340 and $2,636,904, respectively)	2,283,151	2,561,321
Unrealized depreciation on futures contracts	1,146,669	904,856
Accrued expenses:
Conversion	427,718	—
Management fees	286,701	312,862
Independent Committee fees	30,574	28,397
Professional fees	308,014	292,335
Other	229,342	288,375

Total liabilities	4,712,169	4,388,146

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at December 31, 2015 and December 31, 2014	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(140,415,612)	(116,199,544)

Total shareholders’ capital (Net assets)	268,960,667	293,176,735

Total liabilities and shareholders’ capital	$273,672,836	$297,564,881

Net assets	$268,960,667	$293,176,735
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$16.45	$17.94

Market value per share outstanding	$15.54	$16.60

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Investment Income:
Interest	$444,078	$278,885	$449,531

Total Investment Income	444,078	278,885	449,531

Expenses:
Management fees	3,514,158	4,139,952	4,942,155
Brokerage commissions	249,293	408,535	482,140
Conversion expenses	776,205	—	—
Custodian fees and expenses	94,903	136,467	153,662
Independent Committee fees and expenses	124,593	116,689	116,413
Professional fees	416,169	449,093	504,883
Shareholder reporting expenses	117,186	132,176	209,636
Licensing fees	288,192	330,880	406,908
Other expenses	30,823	30,336	22,038

Total expenses	5,611,522	5,744,128	6,837,835

Net investment income (loss)	(5,167,444)	(5,465,243)	(6,388,304)

Net realized gain (loss) from:
Short-term investments	336	579	9,391
Futures contracts	(9,480,921)	(35,085,916)	(41,169,967)
Options written	12,277,005	21,702,917	30,502,794
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(87,321)	(46,410)	(29,754)
Futures contracts	(144,470)	(2,198,050)	8,150,119
Options written	(35,394)	472,931	(1,679,643)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	2,529,235	(15,153,949)	(4,217,060)

Net income (loss)	$(2,638,209)	$(20,619,192)	$(10,605,364)

Net income (loss) per weighted-average share	$(0.16)	$(1.18)	$(0.57)
Weighted-average shares outstanding	16,345,840	17,412,370	18,632,974

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Shareholders’ capital-beginning of period	$293,176,735	$364,380,747	$427,111,563
Repurchase of shares	—	(21,026,758)	(17,527,018)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(5,167,444)	(5,465,243)	(6,388,304)
Net realized gain (loss) from:
Short-term investments	336	579	9,391
Futures contracts	(9,480,921)	(35,085,916)	(41,169,967)
Options written	12,277,005	21,702,917	30,502,794
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(87,321)	(46,410)	(29,754)
Futures contracts	(144,470)	(2,198,050)	8,150,119
Options written	(35,394)	472,931	(1,679,643)

Net income (loss)	(2,638,209)	(20,619,192)	(10,605,364)

Distributions to shareholders	(21,577,859)	(29,558,062)	(34,598,434)

Shareholders’ capital–end of period	$268,960,667	$293,176,735	$364,380,747

Shares–beginning of period	16,345,840	17,755,840	18,800,840
Repurchase of shares	—	(1,410,000)	(1,045,000)

Shares–end of period	16,345,840	16,345,840	17,755,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,638,209)	$(20,619,192)	$(10,605,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(229,358,050)	(307,956,647)	(309,434,951)
Proceeds from sales and maturities of U.S. Government and agency obligations	249,999,388	365,499,869	375,989,570
Proceeds from (Purchases of) repurchase agreements, net	(286,780)	576,562	(1,583,731)
Premiums received for options written	18,059,094	24,701,944	34,938,175
Cash paid for options written	(6,095,653)	(4,997,257)	(4,547,966)
Amortization (Accretion) of short-term investments	(440,246)	(278,885)	(449,371)
(Increase) Decrease in deposits with brokers	3,988,091	13,978,744	5,117,980
Increase (Decrease) in:
Accrued conversion expenses	427,718	—	—
Accrued management fees	(26,161)	(78,559)	(69,021)
Accrued Independent Committee fees	2,177	(167)	2,764
Accrued professional fees	15,679	98,583	101,132
Accrued other expenses	(59,033)	17,192	122,733
Net realized (gain) loss from:
Short-term investments	(336)	(579)	(9,391)
Options written	(12,277,005)	(21,702,917)	(30,502,794)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	87,321	46,410	29,754
Futures contracts	144,470	2,198,050	(8,150,119)
Options written	35,394	(472,931)	1,679,643

Net cash provided by (used in) operating activities	21,577,859	51,010,220	52,629,043

Cash flows from financing activities:
Increase (Decrease) in cash overdraft	—	—	(928,991)
Cash paid for shares repurchased	—	(21,452,158)	(17,101,618)
Cash distributions paid to shareholders	(21,577,859)	(29,558,062)	(34,598,434)

Net cash provided by (used in) financing activities	(21,577,859)	(51,010,220)	(52,629,043)

Net increase (decrease) in cash	—	—	—
Cash—beginning of period	—	—	—

Cash—end of period	$—	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

1. Organization

Fund Information

The Nuveen Long/Short Commodity Total Return Fund (the “Fund”) was organized as a Delaware statutory trust on May 25, 2011, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), is a Delaware limited liability company registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on October 25, 2012, with its initial public offering of 18,800,000 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement dated September 14, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CTF.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of December 31, 2015 the Conversion remains subject to the receipt of certain regulatory approvals.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, and changes to the Fund’s investment strategy, name and distribution policy. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

On March 2, 2016 (subsequent to the Fund’s fiscal year end), the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of certain regulatory approval, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Adviser

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

1. Organization (Continued)

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

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA.

Investment Objectives and Principal Investment Strategies

The Fund’s investment objective is to generate attractive total returns. The Fund is actively managed and seeks to outperform its benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”). In pursuing its investment objective, the Fund will invest directly in a diverse portfolio of exchange-traded commodity futures contracts that represent the main commodity sectors and are among the most actively traded futures contracts in the global commodity markets. Generally, individual commodity futures positions may be either long, short, or flat, depending upon market conditions. The Fund’s Commodity Sub-adviser uses a rules-based approach to determine the commodity futures contracts in which the Fund will invest, their respective weightings, and whether the futures positions in each commodity are held long, short or flat. The Fund’s commodity investments will, at all times, be fully collateralized. The Fund is not leveraged, and the notional amount of its combined long, short and flat futures positions will not exceed 100% of the Fund’s net assets. The Fund will also employ a commodity option writing strategy that seeks to produce option premiums for the purpose of enhancing the Fund’s risk-adjusted total return over time. Fund assets that are not committed as margin to the Fund’s clearing broker will be invested by the Collateral Sub-adviser in cash equivalents, U.S. government securities and other short-term, high grade debt securities.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the Fund has unrealized appreciation the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely if the Fund has unrealized depreciation the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker an amount generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of long and short futures contracts outstanding during the years ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Average number of long and short futures contracts outstanding*	3,782	4,894

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the year ended December 31, 2015 and December 31, 2014, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the year ended December 31, 2015 and December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the years ended December 31, 2015 and December 31, 2014, were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	597	$2,636,904	1,029	$4,635,134
Options written	4,982	18,059,094	6,301	24,701,944
Options terminated in closing purchase transactions	(1,872)	(7,032,710)	(1,276)	(5,507,366)
Options expired	(701)	(1,206,726)	(1,523)	(3,741,042)
Options exercised	(2,301)	(10,133,222)	(3,934)	(17,451,766)

Outstanding, end of the period	705	$2,323,340	597	$2,636,904

The average number of both call and put options written outstanding during the years ended December 31, 2015 and December 31, 2014, was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	704	891

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,293,949	$(1,293,949)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,007,169	$(1,007,169)	$—

*	As of December 31, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of December 31, 2015 and December 31, 2014 was $ 1,321,469 and $1,029,007, respectively.

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

December 31, 2015

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$228,580,099	$—	$228,580,099
Repurchase Agreements	—	1,293,949	—	1,293,949
Investments in Derivatives:
Futures Contracts*	2,551,944	—	—	2,551,944
Options Written	(2,283,151)	—	—	(2,283,151)

Total	$268,793	$229,874,048	$—	$230,142,841

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$248,868,176	$—	$248,868,176
Repurchase Agreements	—	1,007,169	—	1,007,169
Investments in Derivatives:
Futures Contracts*	2,696,414	—	—	2,696,414
Options Written	(2,561,321)	—	—	(2,561,321)

Total	$135,093	$249,875,345	$—	$250,010,438

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

December 31, 2015

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

In connection with the Conversion described previously, the Fund has incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued other expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations.

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

December 31, 2015

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

During the year ended December 31, 2015, the Fund’s monthly per share distribution rate decreased from $0.135 to $0.119 effective with the distribution payable March 2, 2015, from $0.119 to $0.100 effective with the distribution payable August 3, 2015, and from $0.100 to $0.090 with the distribution payable December 31, 2015.

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2015

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		December 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,698,613	Unrealized depreciation on futures contracts	$1,146,669
Commodity	Call Options	—	—	Options written, at value	160,940
Commodity	Put Options	—	—	Options written, at value	2,122,211
Total			$3,698,613		$3,429,820

		December 31, 2014
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,601,270	Unrealized depreciation on futures contracts	$904,856
Commodity	Call Options	—	—	Options written, at value	273,834
Commodity	Put Options	—	—	Options written, at value	2,287,487
Total			$3,601,270		$3,466,177

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net realized gain (loss) from:
Futures contracts	$(9,480,921)	$(35,085,916)	$(41,169,967)
Options written (call options)	1,516,368	15,787,488	16,377,174
Options written (put options)	10,760,637	5,915,429	14,125,620
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(144,470)	$(2,198,050)	$8,150,119
Options written (call options)	(61,528)	52,372	(1,210,924)
Options written (put options)	26,134	420,558	(468,719)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Transactions in share repurchases during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Shares repurchased	—	1,410,000	1,045,000

Weighted average price per share repurchased	—	$14.89	$16.75

Weighted average discount per share repurchased	—	19.02%	18.32%

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the years ended December 31, 2015, December 31, 2014, and December 31, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31,
	2015	2014	2013
Net Asset Value:
Net asset value per share—beginning of period	$17.94	$20.52	$22.72
Net investment income (loss)	(0.32)	(0.31)	(0.34)
Net realized and unrealized gain (loss)	0.15	(0.87)	(0.21)
Distributions	(1.32)	(1.70)	(1.86)
Offering costs	—	—	—
Discount from shares repurchased	—	0.30	0.21

Net asset value per share—end of period	$16.45	$17.94	$20.52

Market Value:
Market value per share—beginning of period	$16.60	$17.22	$21.22

Market value per share—end of period	$15.54	$16.60	$17.22

Ratios to Average Net Assets:
Net investment income (loss)	(1.84)%	(1.65)%	(1.62)%

Expenses	2.00%	1.73%	1.73%

Total Returns:(a)
Based on Net Asset Value	(0.99)%	(4.36)%	(1.37)%

Based on Market Value	1.50%	7.27%	(10.41)%

(a)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

December 31, 2015

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the years ended December 31, 2015 and December 31, 2014. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
Total investment income	$152,798	$119,171	$123,629	$48,480
Net investment income (loss)	$(1,015,414)	$(1,620,212)	$(1,336,826)	$(1,194,992)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$1,906,985	$1,087,088	$(4,290,518)	$3,825,680
Net income (loss)	$891,571	$(533,124)	$(5,627,344)	$2,630,688
Increase (decrease) in net assets	$(3,848,717)	$(5,436,885)	$(11,462,806)	$(3,467,660)
Net income (loss) per weighted-average share	$0.05	$(0.03)	$(0.34)	$0.16

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$63,223	$64,461	$73,502	$77,699
Net investment income (loss)	$(1,214,517)	$(1,336,033)	$(1,430,882)	$(1,483,811)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(7,736,248)	$1,070,682	$1,020,901	$(9,509,284)
Net income (loss)	$(8,950,765)	$(265,351)	$(409,981)	$(10,993,095)
Increase (decrease) in net assets	$(27,027,089)	$(16,085,279)	$(8,842,084)	$(19,249,560)
Net income (loss) per weighted-average share	$(0.54)	$(0.02)	$(0.02)	$(0.62)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Christopher A. Cotter. Mr. Cotter (age 56) is President and Founder of CAC Capital Advisory, LLC where he serves as a consultant to financial services firms and to boutique investment banks from 2015 to present and from 2009 to 2011. From 2011 to 2015, Mr. Cotter was a Managing Director at River Branch Capital, where he was responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to founding CAC Capital Advisory in 2009, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987 to 1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 64) retired in March 2013 from Convergent Capital Management, a multi-boutique asset management company, where he served as Managing Director and Chief Operating Officer from February 1998 through June 2012. He was involved in all management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. Mr. Hunt serves as Trustee for the Advisors Inner Circle III Funds and related funds (since February 2014) sponsored by SEI Corporation. Mr. Hunt also serves as trustee (since March 2013) for City National Rochdale Funds, a proprietary fund complex. Prior to serving as trustee for City National Rochdale Funds, he worked as business manager for those Funds, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and an MBA from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 65) is an independent consultant. From March 2010 to February 2014, he was a Managing Director with Finance Scholars Group, a boutique consulting firm providing litigation support services. From 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Audit Professional from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society and the Independent Directors Council of the Investment Company Institute.

Harry W. Short. Mr. Short (age 68) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The Independent Committee has determined that it has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and overseeing its implementation, managing the Fund’s business affairs and providing certain legal, accounting and other administrative support.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $225.7 billion of assets under management as of December 31, 2015. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 60) has served as President of NCAM since August 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisors, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Co-Chief Executive Officer and Co-President (since March 2016), formerly Senior Executive Vice President (January 2011 – March 2016), and prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments. He is also a member of the Board of Directors of the Nuveen Fund Board (since September 1, 2013). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 51) has been Managing Director of NCAM since August 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisors of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Senior Executive Vice President of NFAL (Executive Vice President since 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Ms. Cook is also Co-Chief Executive Officer (since March 2015), formerly, Executive Vice President (July 2013-2015), of Nuveen Securities, LLC. She is Co-Chief Executive Officer and Co-President (since March 2016), formerly Senior Executive Vice President (July 2015 – March 2016), and prior thereto Executive Vice President (May 2009 – July 2015) of Nuveen Investments, Inc. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 61) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Managing Director (since 2014), formerly, Senior Vice President (2013 – 2014) and Vice President (2005 to 2013) of NFAL and Vice President and Controller of the Nuveen Funds (since 1998). In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committees of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

Carl M. Katerndahl (age 52) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl has also been Senior Executive Vice President (since July 2015), formerly, Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for sales and client service for the entire firm, including NCAM and NFAL. In this role, he is responsible for identifying potential customers and financial intermediaries for distribution of NCAM’s and NFAL’s products and services. Previously, Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of NCAM on June 18, 2010 and July 13, 2010, respectively, and of NFAL on December 7, 2012 and January 1, 2013, respectively. He withdrew his status as an associated person of NCAM and NFAL effective July 16, 2013.

Shanita Smith (age 37) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisers, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisers who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the year ended December 31, 2015, all such necessary reports were filed in a timely manner.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. The annual fee for each member of the Independent Committee is $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members are also compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CFD.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its liabilities.

The Fund incurred $3,514,158 in management fees for the year ended December 31, 2015, of which $286,701 was still payable to the Manager at the end of the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of December 31, 2015, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.01%

Independent Committee
Jon C. Hunt	4,000 Shares	0.02%
L. Joe Moravy	1,500 Shares	0.01%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or member of the Independent Committee owned shares of the Fund as of December 31, 2015. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees	$120,600	$117,000
Audit-Related Fees	—	—
Tax Fees	212,626	210,053
All Other Fees	—	—

Total	$333,226	$327,053

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2015 and December 31, 2014 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

The members of the Independent Committee serve as the audit committee of the Fund. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, currently PwC. All of the services provided by PwC were pre-approved by the audit committee.

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

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the shareholders of Nuveen Long/Short Commodity Total Return Fund:

Pursuant to Rule 4.22(h) under the Commodity Exchange Act, the undersigned represents that, to the best of his knowledge and belief, the information contained in the Annual Report on Form 10-K for the year ended December 31, 2015, for Nuveen Long/Short Commodity Total Return Fund is accurate and complete.

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV

President

(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 14, 2016.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 14, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 14, 2016