Form 10-Q
period 2016-03-31
Nuveen Long/Short Commodity Total Return Fund
filed 2016-05-09
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2016

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 35,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	$34,995,520
45,000	U.S. Treasury Bills	0.000%	5/26/16	Aaa	44,988,255
10,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	9,991,690
50,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	49,922,350
6,000	U.S. Treasury Bills	0.000%	11/10/16	Aaa	5,989,494
12,000	U.S. Treasury Bills	0.000%	12/08/16	Aaa	11,971,512
11,500	U.S. Treasury Bills	0.000%	1/05/17	Aaa	11,457,496
16,000	U.S. Treasury Bills	0.000%	2/02/17	Aaa	15,928,592
9,000	U.S. Treasury Bills	0.000%	3/02/17	Aaa	8,953,794
25,000	U.S. Treasury Bills	0.000%	3/30/17	Aaa	24,853,100

$ 219,500	Total U.S. Government And Agency Obligations (cost $218,996,426)				$219,051,803

	Repurchase Agreements
$ 30,804	Repurchase Agreement with State Street Bank, dated 3/31/16, repurchase price $30,803,707, collateralized by $31,170,000 U.S. Treasury Notes, 1.000%, due 5/15/18, value $31,421,261	0.010%	4/01/16	N/A	$30,803,698

	Total Repurchase Agreements (cost $30,803,698)				$30,803,698

	Total Short-Term Investments (cost $249,800,124)				$249,855,501

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	May 2016	266	$(12,112,975)	$(385,156)
	CBOT Soybean Futures Contract	Short	July 2016	193	(8,856,288)	(83,000)

	Total Soybean					(468,156)

	Corn
	CBOT Corn Futures Contract	Short	May 2016	519	(9,121,425)	527,633
	CBOT Corn Futures Contract	Short	July 2016	434	(7,719,775)	404,338

	Total Corn					931,971

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2016	63	(1,702,890)	(35,726)
	CBOT Soybean Meal Futures Contract	Short	July 2016	241	(6,581,710)	16,380

	Total Soybean Meal					(19,346)

	Wheat
	CBOT Wheat Futures Contract	Short	May 2016	68	(1,609,900)	(20,600)
	CBOT Wheat Futures Contract	Short	July 2016	250	(6,009,375)	(30,875)

	Total Wheat					(51,475)

	Coffee
	ICE Coffee C Futures Contract	Short	May 2016	17	(812,494)	(68,063)
	ICE Coffee C Futures Contract	Short	July 2016	94	(4,566,637)	120,805

	Total Coffee					52,742

	Sugar
	ICE Sugar Futures Contract	Long	May 2016	72	1,237,824	117,097
	ICE Sugar Futures Contract	Long	July 2016	236	4,083,744	(180,891)

	Total Sugar					(63,794)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2016	213	4,373,316	383,705
	CBOT Soybean Oil Futures Contract	Long	July 2016	17	351,288	6,078

	Total Soybean Oil					389,783

	Cotton
	ICE Cotton Futures Contract	Short	May 2016	22	(642,840)	7,925
	ICE Cotton Futures Contract	Short	July 2016	122	(3,556,910)	(60,221)

	Total Cotton					(52,296)

	Cocoa
	ICE Cocoa Futures Contract	Short	May 2016	17	(501,500)	15,394
	ICE Cocoa Futures Contract	Short	July 2016	94	(2,781,460)	16,340

	Total Cocoa					31,734

	Total Agriculture					751,163

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Metals	Gold
	CEC Gold Futures Contract	Long	June 2016	172	$21,252,320	$179,900

	Silver
	CEC Silver Futures Contract	Long	May 2016	90	6,958,800	2,004
	CEC Silver Futures Contract	Long	July 2016	12	930,120	8

	Total Silver					2,012

	Copper
	CEC Copper Futures Contract	Short	July 2016	109	(5,970,475)	163,150

	Total Metals					345,062

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	April 2016	26	(1,382,420)	15,692
	CME Live Cattle Futures Contract	Short	June 2016	152	(7,540,720)	157,059

	Total Live Cattle					172,751

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2016	19	(519,460)	2,575
	CME Lean Hogs Futures Contract	Long	June 2016	8	258,720	(9,524)

	Total Lean Hogs					(6,949)

	Total Livestock					165,802

	Total Futures Contracts outstanding			3,526		$1,262,027

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Sugar
	ICE Sugar Futures Options	April 2016	(46)	$13.50	$(96,342)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(34)	31.00	(66,606)

	Cocoa
	ICE Cocoa Futures Options	April 2016	(17)	3,100.00	(170)

	Total Agriculture				(163,118)

Metals	Gold
	CEC Gold Futures Options	May 2016	(26)	1,150.00	(236,860)

	Silver
	CEC Silver Futures Options	April 2016	(15)	15.25	(35,625)

	Total Metals				(272,485)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(16)	$69.00	$(3,200)

	Total Livestock				(3,200)

	Total Call Options Written outstanding (premiums received $339,783)		(154)		$(438,803)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2016	(70)	$920.00	$(58,625)

	Corn
	CBOT Corn Futures Options	April 2016	(142)	400.00	(346,125)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2016	(46)	300.00	(138,000)

	Wheat
	CBOT Wheat Futures Options	April 2016	(47)	510.00	(91,650)

	Coffee
	ICE Coffee C Futures Options	April 2016	(17)	135.00	(50,490)

	Sugar
	ICE Sugar Futures Options	April 2016	(46)	13.50	(1,030)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(34)	31.00	(918)

	Cotton
	ICE Cotton Futures Options	April 2016	(22)	64.00	(61,820)

	Cocoa
	ICE Cocoa Futures Options	April 2016	(17)	3,100.00	(25,500)

	Total Agriculture				(774,158)

Metals	Silver
	CEC Silver Futures Options	April 2016	(15)	15.25	(19,575)

	Total Metals				(19,575)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2016	(26)	$148.00	$(156,780)
	CME Live Cattle Futures Options	June 2016	(1)	134.00	(4,200)

	Total Live Cattle				(160,980)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(16)	69.00	(7,360)

	Total Livestock				(168,340)

	Total Put Options Written outstanding (premiums received $1,167,262)		(499)		$(962,073)

	Total Options Written outstanding (premiums received $1,507,045)		(653)		$(1,400,876)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 820 and 2,706, respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $39,446,132 and $(81,989,254), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $2,136,083 and $(874,056), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Short-term investments, at value:
U.S. Government and Agency Obligations (cost $218,996,426 and $228,672,757)	$219,051,803	$228,580,099
Repurchase Agreements (cost approximates value)	30,803,698	1,293,949
Deposits with brokers	37,032,441	40,100,175
Unrealized appreciation on futures contracts	2,136,083	3,698,613
Receivable for interest	9	—

Total assets	$289,024,034	$273,672,836

LIABILITIES
Options written, at value (premiums received $1,507,045 and $2,323,340, respectively)	$1,400,876	$2,283,151
Unrealized depreciation on futures contracts	874,056	1,146,669
Payable for:
Distributions	1,471,114	—
Investments purchased	24,854,674	—
Accrued expenses:
Conversion	408,872	427,718
Management fees	276,635	286,701
Independent Committee fees	31,478	30,574
Professional fees	265,489	308,014
Other	195,903	229,342

Total liabilities	29,779,097	4,712,169

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at March 31, 2016 and December 31, 2015	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(150,131,342)	(140,415,612)

Total shareholders’ capital (Net assets)	259,244,937	268,960,667

Total liabilities and shareholders’ capital	$289,024,034	$273,672,836

Net assets	$259,244,937	$268,960,667
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$15.86	$16.45

Market value per share outstanding	$15.06	$15.54

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest	$206,756	$48,480

Total Investment Income	206,756	48,480

Expenses:
Management fees	820,835	896,666
Brokerage commissions	78,465	62,258
Custodian fees and expenses	21,918	24,789
Independent Committee fees and expenses	32,382	30,045
Professional fees	112,890	114,875
Shareholder reporting expenses	30,155	34,965
Licensing fees	66,094	71,804
Other expenses	8,519	8,070

Total expenses	1,171,258	1,243,472

Net investment income (loss)	(964,502)	(1,194,992)

Net realized gain (loss) from:
Short-term investments	(5)	177
Futures contracts	(5,864,976)	(602,725)
Options written	2,602,997	3,228,578
Change in net unrealized appreciation (depreciation) of:
Short-term investments	148,035	46,418
Futures contracts	(1,289,917)	1,865,883
Options written	65,980	(712,651)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(4,337,886)	3,825,680

Net income (loss)	$(5,302,388)	$2,630,688

Net income (loss) per weighted-average share	$(0.32)	$0.16
Weighted-average shares outstanding	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2016 (Unaudited) and the Year Ended December 31, 2015

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Shareholders’ capital-beginning of period	$268,960,667	$293,176,735
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(964,502)	(5,167,444)
Net realized gain (loss) from:
Short-term investments	(5)	336
Futures contracts	(5,864,976)	(9,480,921)
Options written	2,602,997	12,277,005
Change in net unrealized appreciation (depreciation) of:
Short-term investments	148,035	(87,321)
Futures contracts	(1,289,917)	(144,470)
Options written	65,980	(35,394)

Net income (loss)	(5,302,388)	(2,638,209)

Distributions to shareholders	(4,413,342)	(21,577,859)

Shareholders’ capital—end of period	$259,244,937	$268,960,667

Shares—beginning of period	16,345,840	16,345,840
Repurchase of shares	—	—

Shares—end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,302,388)	$2,630,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(61,141,325)	(36,918,617)
Proceeds from sales and maturities of U.S. government and agency obligations	70,999,597	43,999,978
Proceeds from (Purchases of) repurchase agreements, net	(29,509,749)	(1,837,671)
Premiums received for options written	2,317,068	4,051,073
Cash paid for options written	(530,366)	(652,023)
Amortization (Accretion) of short-term investments	(181,946)	(48,481)
(Increase) Decrease in:
Deposits with brokers	3,067,734	(2,494,476)
Receivable for interest	(9)	—
Other assets	—	(11,303)
Increase (Decrease) in:
Payable for investments purchased	24,854,674	—
Accrued conversion expenses	(18,846)	—
Accrued management fees	(10,066)	(4,580)
Accrued Independent Committee fees	904	824
Accrued professional fees	(42,525)	(121,852)
Accrued other expenses	(33,439)	(11,962)
Net realized (gain) loss from:
Short-term investments	5	(177)
Options written	(2,602,997)	(3,228,578)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(148,035)	(46,418)
Futures contracts	1,289,917	(1,865,883)
Options written	(65,980)	712,651

Net cash provided by (used in) operating activities	2,942,228	4,153,193

Cash flows from financing activities:
Cash distributions paid to shareholders	(2,942,228)	(4,153,193)

Net cash provided by (used in) financing activities	(2,942,228)	(4,153,193)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of March 31, 2016, the Conversion remains subject to the receipt of regulatory approvals.

On March 2, 2016, the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of regulatory approvals, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Adviser

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator, is a member of the NFA and is registered with the SEC as an investment adviser.

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

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

1. Organization (Continued)

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA Global Asset Management.

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

March 31, 2016

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

The average number of long and short futures contracts outstanding during the three months ended March 31, 2016 and year ended December 31, 2015 was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Average number of long and short futures contracts outstanding*	3,743	3,782

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

“Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2016 and year ended December 31, 2015, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the three months ended March 31, 2016 and the year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in both call and put options written during the three months ended March 31, 2016 and the year ended December 31, 2015, were as follows:

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	705	$2,323,340	597	$2,636,904
Options written	1,207	2,317,068	4,982	18,059,094
Options terminated in closing purchase transactions	(501)	(911,842)	(1,872)	(7,032,710)
Options expired	(177)	(220,370)	(701)	(1,206,726)
Options exercised	(581)	(2,001,151)	(2,301)	(10,133,222)

Outstanding, end of period	653	$1,507,045	705	$2,323,340

The average number of both call and put options written outstanding during the three months ended March 31, 2016 and year ended December 31, 2015, was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Average number of options written outstanding*	679	704

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$30,803,698	$(30,803,698)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,293,949	$(1,293,949)	$—

*	As of March 31, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of March 31, 2016 and December 31, 2015 was $31,421,261 and $1,321,469, respectively.

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

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

Investment Valuation

Commodity futures contracts and options on commodity futures contracts which are traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. Over-the-counter commodity futures contracts and options on commodity futures contracts which are not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$219,051,803	$—	$219,051,803
Repurchase Agreements	—	30,803,698	—	30,803,698
Investments in Derivatives:
Futures Contracts*	1,262,027	—	—	1,262,027
Options Written	(1,400,876)	—	—	(1,400,876)

Total	$(138,849)	$249,855,501	$—	$249,716,652

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$228,580,099	$—	$228,580,099
Repurchase Agreements	—	1,293,949	—	1,293,949
Investments in Derivatives:
Futures Contracts*	2,551,944	—	—	2,551,944
Options Written	(2,283,151)	—	—	(2,283,151)

Total	$268,793	$229,874,048	$—	$230,142,841

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

March 31, 2016

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

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all costs and expenses of its operations, including brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any.

In connection with the Conversion described previously, the Fund has incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued conversion expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations, when applicable.

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

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

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

March 31, 2016

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2016
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,136,083	Unrealized depreciation on futures contracts	$874,056
Commodity	Call Options	—	—	Options written, at value	438,803
Commodity	Put Options	—	—	Options written, at value	962,073
Total			$2,136,083		$2,274,932

		December 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,698,613	Unrealized depreciation on futures contracts	$1,146,669
Commodity	Call Options	—	—	Options written, at value	160,940
Commodity	Put Options	—	—	Options written, at value	2,122,211
Total			$3,698,613		$3,429,820

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2016 and March 31, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net realized gain (loss) from:
Futures contracts	$(5,864,976)	$(602,725)
Options written (call options)	280,180	588,609
Options written (put options)	2,322,817	2,639,969
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(1,289,917)	$1,865,883
Options written (call options)	(167,048)	(119,161)
Options written (put options)	233,028	(593,490)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

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

The Fund did not have any transactions in share repurchases during the three months ended March 31, 2016 and year ended December 31, 2015.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2016 and March 31, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31,
	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$16.45	$17.94
Net investment income (loss)	(0.06)	(0.07)
Net realized and unrealized gain (loss)	(0.26)	0.22
Distributions	(0.27)	(0.37)

Net asset value per share—end of period	$15.86	$17.72

Market Value:
Market value per share—beginning of period	$15.54	$16.60

Market value per share—end of period	$15.06	$16.68

Ratios to Average Net Assets(a):
Net investment income (loss)	(1.47)%	(1.67)%

Expenses	1.78%	1.73%

Total Returns:(b)
Based on Net Asset Value	(1.95)%	0.86%

Based on Market Value	(1.37)%	2.73%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of March 31, 2016 the Conversion remains subject to the receipt of regulatory approvals.

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

On March 2, 2016, the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of regulatory approvals, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Results of Operations

The Quarter Ended March 31, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.06 on the close of business on March 31, 2016. This represents a decrease of 3.09% in share price (not including an assumed reinvestment of distributions) from the $15.54 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the quarter were $15.72 (January 12, 2016) and $14.92 (March 30, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on April 1, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -1.37%. At March 31, 2016, shares of the Fund traded at a 5.04% discount to the Fund’s net asset value of $15.86 per share.

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

The Quarter Ended March 31, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $269.0 million at December 31, 2015, to $259.2 million at March 31, 2016, a decrease of $9.8 million. The decrease in the Fund’s net assets was due to a net loss of $5.3 million, in addition to approximately $4.5 million of distributions to shareholders.

The Fund generated a net loss of $5.3 million for the quarter ended March 31, 2016, resulting from interest income of $0.2 million, offset by expenses of $1.2 million, net realized losses of $3.2 million and change in net unrealized depreciation of $1.1 million.

During the quarter ended March 31, 2016, the Fund’s collateral investments generated interest income of $206,756, which represents 0.08% of average net assets for the quarter ended March 31, 2016.

The net asset value per share on March 31, 2016, was $15.86. This represents a decrease of 3.59% in net asset value (not including an assumed reinvestment of distributions) from the $16.45 net asset value as of December 31, 2015. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on April 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.95% for the quarter ended March 31, 2016.

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

The Quarter Ended March 31, 2016 – Overall Commodity Market Commentary

After a volatile start, the broad commodity market, as measured by the long-only Bloomberg Commodity Index (“BCOM”), ended with a slight gain for the first quarter of 2016. In early January, worldwide financial market turmoil sent global equity and commodity prices tumbling. Risk aversion intensified as the World Bank downgraded its global growth forecast, persistent global supply gluts pushed crude oil prices below $30 per barrel, and concerns about how quickly the U.S. Federal Reserve (the “Fed”) intended to raise short-term interest rates. The Bank of Japan added to the turmoil in the markets with its surprise decision in January to join Europe in adopting a negative interest rate policy.

However, later in February, the commodity market began to rebound. Investor sentiment improved amid signals that fewer-than-expected Fed rate increases were likely in 2016 and speculation that members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia might agree to a production freeze at an upcoming April meeting. With the Fed’s more dovish tone, the U.S. dollar weakened appreciably relative to major world currencies, including those of emerging markets, which provided an additional tailwind to commodity prices.

Weather continued to influence commodities, as El Niño-induced droughts bolstered soybean oil and sugar prices, in particular, during the quarter. However, the El Niño pattern is now waning and investors are monitoring forecasts for a 2016 La Niña weather phenomenon, which produces the opposite effects. Additionally during the quarter, terrorist attacks at Belgium’s Brussels airport and transit system, an Ivory Coast beach and a Nigerian oil pipeline, disrupted financial markets, although the impact on commodity markets of these attacks was temporary.

The fundamental outlook for many commodities continued to be challenging. Notably, crude oil, natural gas, corn, copper and nickel remained in oversupply conditions, which pressured prices for these commodities during the quarter. The long-only BCOM as a whole gained 0.4% for the quarter, buoyed by a double-digit return in gold, while the Fund’s benchmark index, the Morningstar® Long/Short Commodity IndexSM (the “Index”), fell 3.6%. Within the Index, the livestock group was the best-performing group, followed by agriculture and metals, although all three groups had negative absolute performance for the quarter. Energy was flat in the Index.

The Quarter Ended March 31, 2015 – Overall Commodity Market Commentary

The BCOM fell 5.9% for the quarter, while the Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark), rose 2.7%. Within the Index, the agriculture and livestock groups advanced, the energy group was held as a flat position, and the metals group declined for the quarter.

The largest group by weight, energy commodities represented 49.5% of the Index at the end of the quarter. In the broad market, all energy commodities except unleaded gasoline traded lower over the quarter. Crude oil continued to reel from the OPEC decision at year-end to maintain production levels despite falling prices, as well as expectations for weakening global demand amid a strong U.S. dollar and weak economic data in China and Europe. Natural gas prices also suffered amid plentiful supply due to record production and softer demand expectations driven by mild weather forecasts. Unleaded gas and heating oil fared slightly better, as a U.S. refinery strike in February and cold weather hampered refining capacity. Lower gas prices also bolstered consumer demand in the U.S., China and India. The Index maintained flat positions across all energy commodities for the period.

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

The Quarter Ended March 31, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 1.7% for the quarter (before considering the expenses of the Fund or the performance of its collateral portfolio). The Fund underperformed the BCOM, which was up 0.4%, but beat the Index, which lost 3.6%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -1.95%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so for soybean oil, gold and lean hogs, which contributed positively to performance. It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long), but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

On an absolute performance basis, the Fund outperformed the Index in the metals and agriculture groups but lagged in the livestock group during the quarter. The energy group had neutral performance.

In the metals group, the Fund significantly outpaced the Index on an absolute return basis, largely due to its better performance in gold. Gold and silver benefited from robust investor demand for perceived “safe haven” assets during the quarter, as well as weakness in the U.S. dollar. Although both the Fund and Index began the quarter with short positions, which hurt performance as gold rallied, the Fund benefited from an earlier flip to a long position that captured more of the price increase. During the flip from short to long, the Fund sold call options on gold and collected additional premiums which benefited its performance.

Although both the Fund and the Index experienced negative performance in the agriculture group, the Fund’s loss was partly mitigated by more advantageous timing in establishing a long position in sugar. As sugar prices advanced later in the quarter, the Fund’s earlier move resulted in significant outperformance relative to the Index. Sugar rallied in the broad market on expectations for a global production deficit, rising demand for sugar-based ethanol, and favorable currency movements. The Fund’s cotton position also posted a better return than the Index’s. Cotton prices were pressured lower by concerns about China selling state reserves and weakening demand. The Fund was short cotton the entire quarter, benefiting fully from the price decline, whereas the Index established a short position in mid-January. Elsewhere in the group, a choppy trading environment for soybean oil caused the Fund to suffer some whipsaw effect, which was detrimental to performance, whereas the Index experienced less frequent position changes. However, during these position changes, the Fund was able to sell additional options on soybean oil and collect premiums that contributed positively to performance.

The Fund’s livestock position trailed that of the Index on an absolute return basis, with relatively weaker results mainly in lean hogs. Lean hogs prices rose in the broad market due to supply disruptions and stronger demand. Both the Fund and the Index began the quarter short lean hogs, and the Fund incurred further losses flipping between long and short positions during February and March. The Index flipped to long lean hogs once during the quarter, in March. However, the Fund collected additional premiums from call options it wrote on lean hogs during the position changes, which was beneficial to performance.

The Fund had no trading activity in the energy group during the first quarter, as both the Fund and the Index have maintained flat positions across all energy commodities since the third quarter of 2014.

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

The Fund may write – that is, sell – put and call options on up to 25% of the value of the Fund’s commodity futures contracts. During the period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had lower volatility than the Index, as measured by standard deviation of NAV return.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of March 31, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2016
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	-1.37%	-2.55%	-5.53%
Net Asset Value	-1.95%	-3.76%	-3.74%
Index	-3.58%	-3.88%	-0.84%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of March 31, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of March 31, 2016.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil	Flat	20.49%	Flat	20.52%
	Heating Oil	Flat	16.68%	Flat	16.71%
	Natural Gas	Flat	7.12%	Flat	7.13%
	Unleaded Gas	Flat	6.58%	Flat	6.59%

			50.87%		50.95%

Agriculture	Soybean	Short	7.88%	Short	7.91%
	Corn	Short	7.28%	Short	7.13%
	Soybean Meal	Short	3.14%	Short	3.13%
	Wheat	Short	2.80%	Short	2.82%
	Coffee	Short	2.30%	Short	2.27%
	Sugar	Long	2.10%	Long	2.08%
	Soybean Oil	Long	1.82%	Long	1.84%
	Cotton	Short	1.55%	Short	1.57%
	Cocoa	Short	1.42%	Short	1.40%

			30.29%		30.15%

Metals	Gold	Long	8.22%	Long	8.26%
	Silver	Long	3.04%	Long	3.07%
	Copper	Short	2.53%	Short	2.51%

			13.79%		13.84%

Livestock	Live Cattle	Short	3.74%	Short	3.75%
	Lean Hogs	Short	1.31%	Long	1.31%

			5.05%		5.06%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contract position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the three months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2016.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Sugar
	ICE Sugar Futures Contract	Long	May 2016	72	$0.1535	112,000	$1,237,824
	ICE Sugar Futures Contract	Long	July 2016	236	0.1545	112,000	4,083,744
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2016	213	0.3422	60,000	4,373,316
	CBOT Soybean Oil Futures Contract	Long	July 2016	17	0.3444	60,000	351,288
Metals	Gold
	CEC Gold Futures Contract	Long	June 2016	172	1,235.6000	100	21,252,320
	Silver
	CEC Silver Futures Contract	Long	May 2016	90	15.4640	5,000	6,958,800
	CEC Silver Futures Contract	Long	July 2016	12	15.5020	5,000	930,120
Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Long	June 2016	8	0.8085	40,000	258,720

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Soybean
	CBOT Soybean Futures Contract	Short	May 2016	266	$9.1075	5,000	$(12,112,975)
	CBOT Soybean Futures Contract	Short	July 2016	193	9.1775	5,000	(8,856,288)
	Corn
	CBOT Corn Futures Contract	Short	May 2016	519	3.5150	5,000	(9,121,425)
	CBOT Corn Futures Contract	Short	July 2016	434	3.5575	5,000	(7,719,775)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	May 2016	63	270.3000	100	(1,702,890)
	CBOT Soybean Meal Futures Contract	Short	July 2016	241	273.1000	100	(6,581,710)
	Wheat
	CBOT Wheat Futures Contract	Short	May 2016	68	4.7350	5,000	(1,609,900)
	CBOT Wheat Futures Contract	Short	July 2016	250	4.8075	5,000	(6,009,375)
	Coffee
	ICE Coffee C Futures Contract	Short	May 2016	17	1.2745	37,500	(812,494)
	ICE Coffee C Futures Contract	Short	July 2016	94	1.2955	37,500	(4,566,637)
	Cotton
	ICE Cotton Futures Contract	Short	May 2016	22	0.5844	50,000	(642,840)
	ICE Cotton Futures Contract	Short	July 2016	122	0.5831	50,000	(3,556,910)
	Cocoa
	ICE Cocoa Futures Contract	Short	May 2016	17	2,950.0000	10	(501,500)
	ICE Cocoa Futures Contract	Short	July 2016	94	2,959.0000	10	(2,781,460)
Metals	Copper
	CEC Copper Futures Contract	Short	July 2016	109	2.1910	25,000	(5,970,475)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	April 2016	26	1.3293	40,000	(1,382,420)
	CME Live Cattle Futures Contract	Short	June 2016	152	1.2403	40,000	(7,540,720)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	April 2016	19	0.6835	40,000	(519,460)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Sugar
	ICE Sugar Futures Options	April 2016	(46)	$13.50	$(96,342)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(34)	31.00	(66,606)
	Cocoa
	ICE Cocoa Futures Options	April 2016	(17)	3,100.00	(170)
Metals	Gold
	CEC Gold Futures Options	May 2016	(26)	1,150.00	(236,860)
	Silver
	CEC Silver Futures Options	April 2016	(15)	15.25	(35,625)
Livestock	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(16)	69.00	(3,200)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	April 2016	(70)	$920.00	$(58,625)
	Corn
	CBOT Corn Futures Options	April 2016	(142)	400.00	(346,125)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2016	(46)	300.00	(138,000)
	Wheat
	CBOT Wheat Futures Options	April 2016	(47)	510.00	(91,650)
	Coffee
	ICE Coffee C Futures Options	April 2016	(17)	135.00	(50,490)
	Sugar
	ICE Sugar Futures Options	April 2016	(46)	13.50	(1,030)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(34)	31.00	(918)
	Cotton
	ICE Cotton Futures Options	April 2016	(22)	64.00	(61,820)
	Cocoa
	ICE Cocoa Futures Options	April 2016	(17)	3,100.00	(25,500)
Metals	Silver
	CEC Silver Futures Options	April 2016	(15)	15.25	(19,575)
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2016	(26)	148.00	(156,780)
	CME Live Cattle Futures Options	June 2016	(1)	134.00	(4,200)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(16)	69.00	(7,360)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2016, the Fund held U.S. Treasury bills worth $219,051,803 with a par value of $219,500,000, and a repurchase agreement worth $30,803,698.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2015, and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the SEC) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2015, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2016.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). During the three month period ended March 31, 2016, the Fund did not repurchase any shares. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 9, 2016.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
May 9, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 9, 2016