Form 10-Q
period 2016-06-30
Nuveen Long/Short Commodity Total Return Fund
filed 2016-08-04
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at June 30, 2016 (Unaudited)	3

	Statements of Financial Condition at June 30, 2016 (Unaudited) and December 31, 2015	8

	Statements of Operations (Unaudited) for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015	9

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2016 (Unaudited) and the year ended December 31, 2015	10

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and June 30, 2015	11

	Notes to Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2016

Investments

Principal Amount (000)	Description	Coupon/ Yield	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 31,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	$30,996,869
67,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	66,969,381
14,000	U.S. Treasury Bills	0.000%	9/22/16	Aaa	13,992,216
6,000	U.S. Treasury Bills	0.000%	11/10/16	Aaa	5,994,390
12,000	U.S. Treasury Bills	0.000%	12/08/16	Aaa	11,984,448
11,500	U.S. Treasury Bills	0.000%	1/05/17	Aaa	11,479,323
16,000	U.S. Treasury Bills	0.000%	2/02/17	Aaa	15,966,592
9,000	U.S. Treasury Bills	0.000%	3/02/17	Aaa	8,976,195
26,500	U.S. Treasury Bills	0.000%	3/30/17	Aaa	26,420,050
35,400	U.S. Treasury Bills	0.000%	4/27/17	Aaa	35,281,056

$ 228,400	Total U.S. Government And Agency Obligations (cost $227,900,868)				$228,060,520

	Repurchase Agreements
$ 17,373	Repurchase Agreement with State Street Bank, dated 6/30/16, repurchase price $17,373,270, collateralized by $16,725,000 U.S. Treasury Notes, 3.500%, due 2/15/18, value $17,721,810	0.030%	7/01/16	N/A	$17,373,256

	Total Repurchase Agreements (cost $17,373,256)				$17,373,256

	Total Short-Term Investments (cost $245,274,124)				$245,433,776

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	September 2016	513	$25,501,230	$418,325
	NYMEX Crude Oil Futures Contract	Long	August 2016	311	15,030,630	(233,479)

	Total Crude Oil					184,846

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2016	380	16,957,500	(144,109)
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2016	277	17,319,536	(198,782)

	Total Heating Oil					(342,891)

	Total Energy					(158,045)

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	399	23,007,338	2,242,802

	Corn
	CBOT Corn Futures Contract	Short	September 2016	645	(11,787,375)	812,402

	Wheat
	CBOT Wheat Futures Contract	Short	September 2016	285	(6,348,375)	905,291

	Sugar
	ICE Sugar Futures Contract	Long	October 2016	297	6,762,571	795,934

	Coffee
	ICE Coffee C Futures Contract	Long	September 2016	96	5,243,400	141,226

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	130	5,213,000	499,750

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	171	3,290,382	(4,412)

	Cocoa
	ICE Cocoa Futures Contract	Short	September 2016	111	(3,288,930)	72,926

	Cotton
	ICE Cotton Futures Contract	Long	December 2016	106	3,401,010	(19,061)

	Total Agriculture					5,446,858

Metals	Gold
	CEC Gold Futures Contract	Long	August 2016	167	22,054,020	1,552,580

	Silver
	CEC Silver Futures Contract	Long	September 2016	99	9,218,385	549,235

	Copper
	CEC Copper Futures Contract	Short	September 2016	131	(7,190,263)	(278,312)

	Total Metals					1,823,503

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2016	117	$(5,373,810)	$20,712
	CME Live Cattle Futures Contract	Short	October 2016	105	(4,815,300)	(166,849)

	Total Live Cattle					(146,137)

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	August 2016	95	3,164,450	(68,390)

	Total Livestock					(214,527)

	Total Futures Contracts outstanding			4,435		$6,897,789

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	September 2016	(77)	$48.50	$(199,430)
	NYMEX Crude Oil Futures Options	July 2016	(78)	49.00	(88,140)

	Total Crude Oil				(287,570)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2016	(98)	147.00	(252,311)

	Total Energy				(539,881)

Agriculture	Soybean
	CBOT Soybean Futures Options	October 2016	(61)	920.00	(720,562)

	Corn
	CBOT Corn Futures Options	August 2016	(97)	395.00	(38,194)

	Sugar
	ICE Sugar Futures Options	September 2016	(46)	14.25	(314,272)

	Coffee
	ICE Coffee C Futures Options	August 2016	(14)	130.00	(90,143)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(193,705)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(34)	32.00	(32,232)

	Cocoa
	ICE Cocoa Futures Options	August 2016	(17)	3,100.00	(4,760)

	Cotton
	ICE Cotton Futures Options	November 2016	(16)	62.00	(33,440)

	Total Agriculture				(1,427,308)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Metals	Gold
	CEC Gold Futures Options	July 2016	(25)	$1,160.00	$(401,750)

	Silver
	CEC Silver Futures Options	August 2016	(15)	15.50	(237,000)

	Total Metals				(638,750)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	August 2016	(14)	80.00	(23,940)

	Total Livestock				(23,940)

	Total Call Options Written outstanding (premiums received $2,221,766)		(611)		$(2,629,879)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2016	(97)	$395.00	$(181,269)

	Wheat
	CBOT Wheat Futures Options	August 2016	(43)	510.00	(147,812)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(34)	32.00	(30,804)

	Cocoa
	ICE Cocoa Futures Options	August 2016	(17)	3,100.00	(28,050)

	Total Agriculture				(387,935)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2016	(33)	124.00	(127,050)

	Total Livestock				(127,050)

	Total Put Options Written outstanding (premiums received $375,520)		(224)		$(514,985)

	Total Options Written outstanding (premiums received $2,597,286)		(835)		$(3,144,864)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 3,041 and 1,394, respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $156,163,452 and $(38,804,053), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $8,011,183 and $(1,113,394), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Short-term investments, at value:
U.S. government and agency obligations (cost $227,900,868 and $228,672,757)	$228,060,520	$228,580,099
Repurchase agreements (cost approximates value)	17,373,256	1,293,949
Deposits with brokers	16,584,558	40,100,175
Unrealized appreciation on futures contracts	8,011,183	3,698,613

Total assets	$270,029,517	$273,672,836

LIABILITIES
Options written, at value (premiums received $2,597,286 and $2,323,340, respectively)	$3,144,864	$2,283,151
Unrealized depreciation on futures contracts	1,113,394	1,146,669
Payable for:
Distributions	1,471,126	—
Investments purchased	13,992,963	—
Accrued expenses:
Conversion	336,653	427,718
Management fees	260,185	286,701
Independent Committee fees	31,331	30,574
Professional fees	223,783	308,014
Other	222,664	229,342

Total liabilities	20,796,963	4,712,169

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at June 30, 2016 and December 31, 2015	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(160,143,725)	(140,415,612)

Total shareholders’ capital (Net assets)	249,232,554	268,960,667

Total liabilities and shareholders’ capital	$270,029,517	$273,672,836

Net assets	$249,232,554	$268,960,667
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$15.25	$16.45

Market value per share outstanding	$14.84	$15.54

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2016 and June 30, 2015

and the Six Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest	$253,880	$123,629	$460,636	$172,109

Total Investment Income	253,880	123,629	460,636	172,109

Expenses:
Management fees	798,582	891,935	1,619,417	1,788,601
Brokerage commissions	163,725	74,836	242,190	137,094
Conversion expenses	—	230,033	—	230,033
Custodian fees and expenses	25,501	33,367	47,419	58,156
Independent Committee fees and expenses	32,135	32,112	64,517	62,157
Professional fees	99,725	96,101	212,615	210,976
Shareholder reporting expenses	23,855	19,193	54,010	54,158
Licensing fees	64,458	76,953	130,552	148,757
Other expenses	(1,247)	5,925	7,272	13,995

Total expenses	1,206,734	1,460,455	2,377,992	2,703,927

Net investment income (loss)	(952,854)	(1,336,826)	(1,917,356)	(2,531,818)

Net realized gain (loss) from:
Short-term investments	—	—	(5)	177
Futures contracts	(13,436,179)	(5,780,019)	(19,301,155)	(6,382,744)
Options written	3,703,702	4,565,258	6,306,699	7,793,836
Change in net unrealized appreciation (depreciation) of:
Short-term investments	104,275	42,960	252,310	89,378
Futures contracts	5,635,762	(3,690,644)	4,345,845	(1,824,761)
Options written	(653,747)	571,927	(587,767)	(140,724)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(4,646,187)	(4,290,518)	(8,984,073)	(464,838)

Net income (loss)	$(5,599,041)	$(5,627,344)	$(10,901,429)	$(2,996,656)

Net income (loss) per weighted-average share	$(0.34)	$(0.34)	$(0.67)	$(0.18)
Weighted-average shares outstanding	16,345,840	16,345,840	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2016 (Unaudited) and the Year Ended December 31, 2015

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Shareholders’ capital-beginning of period	$268,960,667	$293,176,735
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,917,356)	(5,167,444)
Net realized gain (loss) from:
Short-term investments	(5)	336
Futures contracts	(19,301,155)	(9,480,921)
Options written	6,306,699	12,277,005
Change in net unrealized appreciation (depreciation) of:
Short-term investments	252,310	(87,321)
Futures contracts	4,345,845	(144,470)
Options written	(587,767)	(35,394)

Net income (loss)	(10,901,429)	(2,638,209)

Distributions to shareholders	(8,826,684)	(21,577,859)

Shareholders’ capital—end of period	$249,232,554	$268,960,667

Shares—beginning of period	16,345,840	16,345,840
Repurchase of shares	—	—

Shares—end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(10,901,429)	$(2,996,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(170,816,453)	(151,654,915)
Proceeds from sales and maturities of U.S. government and agency obligations	171,999,383	164,499,978
Proceeds from (Purchases of) repurchase agreements, net	(16,079,307)	(6,293,727)
Premiums received for options written	7,697,984	9,070,982
Cash paid for options written	(1,117,339)	(1,486,398)
Amortization (Accretion) of short-term investments	(411,046)	(172,110)
(Increase) Decrease in:
Deposits with brokers	23,515,617	5,044,904
Other assets	—	(7,564)
Increase (Decrease) in:
Payable for investments purchased	13,992,963	—
Accrued conversion expenses	(91,065)	—
Accrued management fees	(26,516)	(20,539)
Accrued Independent Committee fees	757	1,395
Accrued professional fees	(84,231)	(106,843)
Accrued other expenses	(6,678)	28,054
Net realized (gain) loss from:
Short-term investments	5	(177)
Options written	(6,306,699)	(7,793,836)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(252,310)	(89,378)
Futures contracts	(4,345,845)	1,824,761
Options written	587,767	140,724

Net cash provided by (used in) operating activities	7,355,558	9,988,655

Cash flows from financing activities:
Cash distributions paid to shareholders	(7,355,558)	(9,988,655)

Net cash provided by (used in) financing activities	(7,355,558)	(9,988,655)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the rule through September 9, 2016. If the SEC approves the proposed rule at the conclusion of this review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. As of June 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

June 30, 2016

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

representing changes in the prior day’s “mark-to-market” of the open contracts. If the Fund has unrealized appreciation, the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely, if the Fund has unrealized depreciation, the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of long and short futures contracts outstanding during the six months ended June 30, 2016 and the year ended December 31, 2015 was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Average number of long and short futures contracts outstanding*	3,974	3,782

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2016 and year ended December 31, 2015, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the six months ended June 30, 2016 and the year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as performance is expected from the counterparty.

Transactions in both call and put options written during the six months ended June 30, 2016 and the year ended December 31, 2015, were as follows:

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	705	$2,323,340	597	$2,636,904
Options written	3,497	7,697,984	4,982	18,059,094
Options terminated in closing purchase transactions	(1,156)	(2,248,377)	(1,872)	(7,032,710)
Options expired	(732)	(1,058,526)	(701)	(1,206,726)
Options exercised	(1,479)	(4,117,135)	(2,301)	(10,133,222)

Outstanding, end of period	835	$2,597,286	705	$2,323,340

The average number of both call and put options written outstanding during the six months ended June 30, 2016 and the year ended December 31, 2015, was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Average number of options written outstanding*	731	704

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

securities collateral on a counterparty basis. As of June 30, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$17,373,256	$(17,373,256)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,293,949	$(1,293,949)	$—

*	As of June 30, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of June 30, 2016 and December 31, 2015 was $17,721,810 and $1,321,469, respectively.

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

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Investment Valuation

Commodity futures contracts and options on commodity futures contracts which are traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. Over-the-counter commodity futures contracts and options on commodity futures contracts which are not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the observability of the significant inputs.

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

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$228,060,520	$—	$228,060,520
Repurchase Agreements	—	17,373,256	—	17,373,256
Investments in Derivatives:
Futures Contracts*	6,897,789	—	—	6,897,789
Options Written	(3,144,864)	—	—	(3,144,864)

Total	$3,752,925	$245,433,776	$—	$249,186,701

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$228,580,099	$—	$228,580,099
Repurchase Agreements	—	1,293,949	—	1,293,949
Investments in Derivatives:
Futures Contracts*	2,551,944	—	—	2,551,944
Options Written	(2,283,151)	—	—	(2,283,151)

Total	$268,793	$229,874,048	$—	$230,142,841

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

June 30, 2016

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

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all costs and expenses of its operations, including brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any. Occasionally, the Fund may receive a refund or reduction for certain expenses previously incurred. When such events occur, the Fund may suspend or reverse an expense accrual, which in turn may result in a credit balance to that expense account recognized on the Statements of Operations.

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

June 30, 2016

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

June 30, 2016

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

June 30, 2016

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2016
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$8,011,183	Unrealized depreciation on futures contracts	$1,113,394
Commodity	Call Options	—	—	Options written, at value	2,629,879
Commodity	Put Options	—	—	Options written, at value	514,985
Total			$8,011,183		$4,258,258

		December 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,698,613	Unrealized depreciation on futures contracts	$1,146,669
Commodity	Call Options	—	—	Options written, at value	160,940
Commodity	Put Options	—	—	Options written, at value	2,122,211
Total			$3,698,613		$3,429,820

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2016 and June 30, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net realized gain (loss) from:
Futures contracts	$(19,301,155)	$(6,382,744)
Options written (call options)	2,258,596	872,590
Options written (put options)	4,048,103	6,921,246
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$4,345,845	$(1,824,761)
Options written (call options)	(476,141)	(377,692)
Options written (put options)	(111,626)	236,968

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

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

The Fund did not have any transactions in share repurchases during the six months ended June 30, 2016 and the year ended December 31, 2015.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$15.86	$17.72	$16.45	$17.94
Net investment income (loss)	(0.06)	(0.08)	(0.12)	(0.15)
Net realized and unrealized gain (loss)	(0.28)	(0.26)	(0.54)	(0.04)
Distributions	(0.27)	(0.36)	(0.54)	(0.73)

Net asset value per share—end of period	$15.25	$17.02	$15.25	$17.02

Market Value:
Market value per share—beginning of period	$15.06	$16.68	$15.54	$16.60

Market value per share—end of period	$14.84	$16.43	$14.84	$16.43

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.49)%	(1.87)%	(1.48)%	(1.77)%

Expenses	1.89%	2.05%	1.84%	1.89%

Total Returns:(b)
Based on Net Asset Value	(2.17)%	(1.96)%	(4.08)%	(1.11)%

Based on Market Value	0.34%	0.67%	(1.03)%	3.43%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the rule through September 9, 2016. If the SEC approves the proposed rule at the conclusion of this review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. As of June 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

Results of Operations

The Quarter Ended June 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.84 on the close of business on June 30, 2016. This represents a decrease of 1.46% in share price (not including an assumed reinvestment of distributions) from the $15.06 price at which the shares of the Fund traded on the close of business on March 31, 2016. The high and low intra-day share prices for the quarter were $15.37 (June 10, 2016) and $14.43 (June 1, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on July 1, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.34%. At June 30, 2016, shares of the Fund traded at a 2.69% discount to the Fund’s net asset value of $15.25 per share.

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

The Quarter Ended June 30, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $259.2 million at March 31, 2016, to $249.2 million at June 30, 2016, a decrease of $10.0 million. The decrease in the Fund’s net assets was due to $4.4 million of distributions to shareholders and a net loss of $5.6 million.

The Fund generated a net loss of $5.6 million for the quarter ended June 30, 2016, resulting from expenses of $1.2 million and net realized losses of approximately $9.8 million, offset by interest income of $0.3 million and an increase in net unrealized appreciation of $5.1 million.

During the quarter ended June 30, 2016, the Fund’s collateral investments generated interest income of $253,880, which represents 0.10% of average net assets for the quarter ended June 30, 2016.

The net asset value per share on June 30, 2016, was $15.25. This represents a decrease of 3.85% in net asset value (not including an assumed reinvestment of distributions) from the $15.86 net asset value as of March 31, 2016. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on July 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -2.17% for the quarter ended June 30, 2016.

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

The Quarter Ended June 30, 2016 – Overall Commodity Market Commentary

The broad commodity market performed strongly in the second quarter of 2016, as measured by the Bloomberg Commodity Index (“BCOM”), supported by a favorable macro backdrop, improving fundamentals and bullish weather events. Currency fluctuations were a distinct theme in the second quarter. For most of the quarter, the U.S. Federal Reserve (the “Fed”) was expected to raise its target interest rate in June, providing support to the U.S. dollar. However, a disappointing jobs report in May and unease about the British vote to leave the European Union (commonly referred to as Brexit) took the potential June increase off the table, and the dollar retreated. All of the commodities traded in the Fund and BCOM are denominated in U.S. dollars, but the dollar weakening especially helped precious metals commodities to rally. The most dramatic currency swing was the British pound, which fell to a 31-year low versus the U.S. dollar after the British public voted on June 23 to leave the European Union. The yen, euro, Chinese yuan and other emerging market currencies were also volatile over the quarter.

As expected, the Fed left its benchmark interest rate unchanged at its June meeting. Although the June jobs report (released after the close of the quarter) significantly exceeded expectations and alleviated concerns that May was the start of a deceleration trend, the Brexit vote introduced a host of economic and political uncertainties. Central bank assurances helped soothe global markets, with many assets recovering most, if not all, of their post-Brexit trading losses by the end of the quarter. Looking at longer-term rates, Treasury yields fell to new lows in the Brexit aftershock, as risk aversion sent investors rushing into safe-haven assets such as government bonds and precious metals. Furthermore, with Japan adopting negative interest rates in early 2016 and low to negative rates across Europe, commodities and other non-yielding assets have benefited from investors seeking preservation of value.

Although the El Niño weather pattern officially ended in May, several grain and soft commodities saw price increases during the quarter driven by expectations for smaller harvests due to lower rainfalls in Southeast Asia and India, dry weather in Brazil and flooding in Argentina. Commodity producers and investors also continued to monitor conditions for a potential La Niña phenomenon, which could begin in the coming months and potentially disrupt growing seasons and transport.

The energy and industrial metals complexes also saw tightening supply conditions. Evidence that production cuts have started to balance some of the more-oversupplied markets triggered rallies across crude oil, natural gas and zinc. The energy sector was further boosted by a number of supply disruptions around the world, including forest fires in Canada, pipeline attacks in Nigeria, and worker strikes in France and Kuwait. However, the supply tightening trend could slow if the recent price rally encourages producers to reintroduce capacity.

The long-only BCOM rose 12.8% in the second quarter, while the Fund’s benchmark index, the Morningstar® Long/Short Commodity IndexSM (the “Index”), was down 0.5% for the quarter. Within the Index, the metals and livestock groups delivered gains, while the agriculture group declined modestly and the energy group was flat.

The Quarter Ended June 30, 2015 – Overall Commodity Market Commentary

The BCOM gained 4.7% for the quarter, while the Index fell 2.1%. Within the Index, the metals and livestock groups posted modest gains, while agriculture declined and energy was flat.

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

The Quarter Ended June 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 2.0% for the quarter (before considering the expenses of the Fund or the performance of its collateral portfolio). The Fund underperformed both the BCOM, which rose 12.8%, and the Index, which fell 0.5%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -2.17%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had higher volatility than the Index, as measured by standard deviation of NAV return. The volatility in the commodity markets, in particular for energy commodities, caused excess trading in the Fund and exposed it to whipsaw (as explained below). This resulted in higher volatility for the Fund’s commodity portfolio relative to the Index, which remained flat for most energy commodities during the period.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so for soybeans, soybean meal, silver and lean hogs, which contributed positively to performance. It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

On an absolute performance basis, the Fund outperformed the Index in the agriculture group but lagged in the energy, metals and livestock groups during the quarter.

The bulk of the Fund’s relative underperformance was in the energy group. The Fund entered the second quarter with flat positions across all energy commodities and began trading in the petroleum products intra-quarter (but maintained a flat position in natural gas for the entire quarter). In May, for the first time since the summer of 2014, the Fund traded Brent crude contracts. Although energy commodities rallied during the quarter, pricing was volatile as fundamental tailwinds clashed with macroeconomic headwinds. The volatility caused the Fund to experience losses on its energy positions. By contrast, the Index flipped from a flat to a long position in Brent crude in late June, significantly reducing its exposure to the crude market’s price volatility when compared to the Fund.

In the metals group, the Fund’s silver position was the main relative laggard. Silver prices rallied strongly during the quarter on expectations of decreasing mine output and increasing industrial and jewelry demand, as well as its appeal as a risk hedge and store of value. The Fund began the quarter with a short position, which was detrimental as prices rose, but flipped to long in April, whereas the Index held a long position for the entire quarter. However, the Fund sold additional call options on silver during the position change and collected extra premiums that were beneficial to overall performance and helped offset some of the underperformance against the Index.

The Fund’s livestock position trailed the Index’s position during the quarter. The Fund continued to hold a short position in live cattle, which gained as prices were pressured lower due to rising supply levels and sluggish demand. Conversely, lean hogs futures rallied on expectations for increased demand in China, but pricing was volatile intra-quarter. This choppy trading environment caused the Fund to suffer whipsaw effect in its lean hogs position, which dampened performance, whereas the Index experienced less-frequent position changes. The Fund sold additional options during the position flips and collected premiums which offset some of the underperformance against the Index.

The Fund strongly outperformed the Index in the agriculture group during the quarter. Soybean meal posted the most outsized relative gains as the Fund benefited from more favorable timing in its position flip to long, capturing more of the upside in soybean meal’s price rally. The Fund also collected additional premiums when it sold call options on soybean meal when it switched to a long position. Corn was another standout performer for the Fund relative to the Index. Although both the Fund and Index posted losses in corn for the quarter overall, the Fund’s more advantageous timing on two different intra-quarter trades helped the Fund lose less value. Corn prices rallied for most of the quarter as dry weather in Brazil weighed on crop yield expectations, and the Fund established a long position a month earlier than the Index. However, a bearish crop report in June signaling more abundant supplies than expected caused prices to tumble. The Fund exited the position, mitigating its downside exposure, while the Index remained long at quarter-end.

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

The Six Months Ended June 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $14.84 on the close of business on June 30, 2016, a decrease of 4.50% in share price (not including an assumed reinvestment of distributions) from the $15.54 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the six month period were $15.72 (January 12, 2016) and $14.43 (June 1, 2016), respectively. During the six month period, the Fund declared distributions totaling $0.540 per share to shareholders, of which $0.090 was paid on July 1, 2016. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was -1.03%. At June 30, 2016, shares of the Fund traded at a 2.69% discount to the Fund’s net asset value of $15.25 per share.

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

The Six Months Ended June 30, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $269.0 million at December 31, 2015, to $249.2 million at June 30, 2016, a decrease of $19.8 million. The decrease in the Fund’s net assets was due to approximately $8.9 million of distributions to shareholders and a net loss of $10.9 million.

The Fund generated a net loss of $10.9 million for the six month period ended June 30, 2016, resulting from interest income of $0.5 million and an increase in net unrealized appreciation of $4.0 million, offset by expenses of $2.4 million and net realized losses of $13.0 million

During the six month period ended June 30, 2016, the Fund’s collateral investments generated interest income of $460,636, which represents 0.18% of average net assets for the six month period ended June 30, 2016.

The net asset value per share on June 30, 2016, was $15.25. This represents a decrease of 7.29% in net asset value (not including an assumed reinvestment of distributions) from the $16.45 net asset value as of December 31, 2015. During the six month period, the Fund declared distributions totaling $0.540 per share to shareholders, of which $0.090 was paid on July 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -4.08% for the six month period ended June 30, 2016.

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

The Six Months Ended June 30, 2016 – Overall Commodity Market Commentary

In the six-month period, the broad commodity market rallied, advancing 13.3% as measured by the BCOM. Nearly all of the gains for this period occurred in the second quarter of 2016, as the BCOM’s first-quarter performance was hampered by a weak global growth outlook and persistent oversupply situations for energy and industrial metals in particular. However, in the second quarter, sentiment improved. Oil and natural gas inventory gluts eased, inclement weather moderated harvest expectations for a number of grains and soft commodities, and precious metals continued to reassert their appeal as a risk hedge and store of value against a backdrop of Brexit-related uncertainties and low interest rates in the U.S. and around the world.

The precious metals group was the top-performing group in the BCOM for the six-month period. The foods and fibers group (as grouped by Gresham) was another strong performer in the six-month period, led by appreciation in sugar contracts. Sugar prices were buoyed by forecasts for a global production deficit caused by El Niño induced weather, a stronger Brazilian real and weaker U.S. dollar, Brazil’s increased sugarcane ethanol biofuel production and India’s announcement of a new duty on sugar exports. Strong performance in the agriculture group was driven by massive rallies in soybean and soybean meal prices. Harvests in South America were hampered by poor weather, while demand from China was projected to increase, sending prices higher. Prices in the energy and industrial metals groups also rose in the BCOM over the six month period due to evidence that production cuts were beginning to restore balance to some of these commodities. However, the livestock group declined over the period and was the only negative performing group in the BCOM. Although lean hogs prices rallied, live cattle prices continued to fall amid rising supply levels and slackening beef demand.

The Index (the Morningstar® Long/Short Commodity IndexSM, which is the Fund’s benchmark) declined 4.1% for the six-month period. Within the Index, the livestock group posted a small gain, the energy group was flat, and the agriculture and metals groups lost value.

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

The Six Months Ended June 30, 2016 – Fund Commodity Portfolio

The Fund’s commodity portfolio was down 3.6% for the six-month period (before considering the expenses of the Fund or the performance of its collateral portfolio). The Fund underperformed the BCOM, which rose 13.3%, but outpaced the Index, which declined 4.1%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -4.08%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had higher volatility than the Index, as measured by standard deviation of NAV return. The volatility in the commodity markets, in particular for energy commodities, caused excess trading in the Fund and exposed it to whipsaw (as explained below). This resulted in higher volatility for the Fund’s commodity portfolio relative to the Index, which remained flat for most energy commodities during the period.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the

Fund can collect additional premiums. During the period, the Fund did so for soybeans, soybean meal, soybean oil, gold, silver and lean hogs, which contributed positively to performance. It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

On an absolute performance basis, the Fund bested the Index in the agriculture and metals groups but trailed in the energy and livestock groups in the six-month period.

In the agriculture group, the Fund delivered strong outperformance relative to the Index in soybean meal, sugar and corn, due to more advantageous timing in position changes. The Fund profited from a flip to a long position in sugar, during a price rally in the first quarter, and a flip to long in soybean meal, when prices advanced in the second quarter. Corn prices moved higher for most of the second quarter then fell in the last month of the quarter. The Fund switched to a long position and captured price appreciation, then switched to a short position when prices were falling, whereas the Index remained long.

The Fund’s metals position saw outperformance in gold that was partially offset by underperformance in silver. Although both the Fund and Index began the period with short positions in gold, which hurt performance as gold rallied, the Fund benefited from an earlier flip to a long position that captured more of the price rally in the period. The Fund’s silver position was hampered by a short position entering the second quarter, which was unfavorable during the price rally.

The Fund’s energy position lagged the Index’s group, largely due to the Fund’s initiation of trading activity in petroleum products during the second quarter. Although prices ended the period higher, price movements were volatile during the second quarter, which hurt the Fund’s performance. The Index, however, remained flat across the energy complex, except for a flip to a long position in Brent crude at the end of the period.

In the livestock group, the Fund underperformed the Index, mainly driven by relative weakness in its lean hogs position. Lean hogs futures experienced bouts of price turbulence during the six-month period that caused the Fund to suffer whipsaw effect, which detracted from performance. In contrast, the Index made fewer position changes in lean hogs throughout the period.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of June 30, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2016
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	0.34%	-1.03%	-2.87%	-5.07%
Net Asset Value	-2.17%	-4.08%	-3.96%	-4.06%
Index	-0.53%	-4.10%	-2.32%	-0.93%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of June 30, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of June 30, 2016.

		Fund		Index
Commodity Group	Commodity	Exposure (1)	Composition	Exposure (1)	Composition
Energy	Crude Oil-Brent	Long	10.42%	Flat	10.43%
	Crude Oil-WTI	Long	10.25%	Long	10.20%
	Heating Oil	Long	16.87%	Flat	16.80%
	Natural Gas	Flat	7.24%	Flat	7.17%
	Unleaded Gas	Flat	6.46%	Flat	6.63%

			51.24%		51.23%

Agriculture	Soybean	Long	9.09%	Long	9.23%
	Corn	Short	4.82%	Long	4.72%
	Wheat	Short	3.11%	Short	3.10%
	Sugar	Long	2.76%	Long	2.72%
	Coffee	Long	2.10%	Long	2.10%
	Soybean Meal	Long	2.07%	Long	2.13%
	Soybean Oil	Long	1.69%	Long	1.69%
	Cocoa	Short	1.43%	Short	1.41%
	Cotton	Long	1.39%	Long	1.34%

			28.46%		28.44%

Metals	Gold	Long	8.89%	Long	8.86%
	Silver	Long	3.68%	Long	3.70%
	Copper	Short	2.52%	Short	2.51%

			15.09%		15.07%

Livestock	Live Cattle	Short	3.94%	Short	3.94%
	Lean Hogs	Long	1.27%	Long	1.32%

			5.21%		5.26%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contract position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the six months ended June 30, 2016.

The Fund is unaware of any other trends, demands, conditions or events, other than the proposed Conversion, that are reasonably likely to result in material changes to the Fund’s liquidity needs.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2016.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	September 2016	513	$49.7100	1,000	$25,501,230
	NYMEX Crude Oil Futures Contract	Long	August 2016	311	48.3300	1,000	15,030,630
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2016	380	446.2500	100	16,957,500
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2016	277	1.4887	42,000	17,319,536
Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	399	11.5325	5,000	23,007,338
	Sugar
	ICE Sugar Futures Contract	Long	October 2016	297	0.2033	112,000	6,762,571
	Coffee
	ICE Coffee C Futures Contract	Long	September 2016	96	1.4565	37,500	5,243,400
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	130	401.0000	100	5,213,000
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	171	0.3207	60,000	3,290,382
	Cotton
	ICE Cotton Futures Contract	Long	December 2016	106	0.6417	50,000	3,401,010
Metals	Gold
	CEC Gold Futures Contract	Long	August 2016	167	1,320.6000	100	22,054,020
	Silver
	CEC Silver Futures Contract	Long	September 2016	99	18.6230	5,000	9,218,385
Livestock	Lean Hogs
	CME Lean Hogs Futures Contract	Long	August 2016	95	0.8328	40,000	3,164,450

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	September 2016	645	$3.6550	5,000	$(11,787,375)
	Wheat
	CBOT Wheat Futures Contract	Short	September 2016	285	4.4550	5,000	(6,348,375)
	Cocoa
	ICE Cocoa Futures Contract	Short	September 2016	111	2,963.0000	10	(3,288,930)
Metals	Copper
	CEC Copper Futures Contract	Short	September 2016	131	2.1955	25,000	(7,190,263)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	August 2016	117	1.1483	40,000	(5,373,810)
	CME Live Cattle Futures Contract	Short	October 2016	105	1.1465	40,000	(4,815,300)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	September 2016	(77)	$48.50	$(199,430)
	NYMEX Crude Oil Futures Options	July 2016	(78)	49.00	(88,140)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2016	(98)	147.00	(252,311)
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2016	(61)	920.00	(720,562)
	Corn
	CBOT Corn Futures Options	August 2016	(97)	395.00	(38,194)
	Sugar
	ICE Sugar Futures Options	September 2016	(46)	14.25	(314,272)
	Coffee
	ICE Coffee C Futures Options	August 2016	(14)	130.00	(90,143)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(193,705)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(34)	32.00	(32,232)
	Cocoa
	ICE Cocoa Futures Options	August 2016	(17)	3,100.00	(4,760)
	Cotton
	ICE Cotton Futures Options	November 2016	(16)	62.00	(33,440)
Metals	Gold
	CEC Gold Futures Options	July 2016	(25)	1,160.00	(401,750)
	Silver
	CEC Silver Futures Options	August 2016	(15)	15.50	(237,000)
Livestock	Lean Hogs
	CME Lean Hogs Futures Options	August 2016	(14)	80.00	(23,940)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	August 2016	(97)	$395.00	$(181,269)
	Wheat
	CBOT Wheat Futures Options	August 2016	(43)	510.00	(147,812)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(34)	32.00	(30,804)
	Cocoa
	ICE Cocoa Futures Options	August 2016	(17)	3,100.00	(28,050)
Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2016	(33)	124.00	(127,050)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2016, the Fund held U.S. Treasury bills worth $228,060,520 with a par value of $228,400,000, and a repurchase agreement worth $17,373,256.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2016.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). During the six month period ended June 30, 2016, the Fund did not repurchase any shares. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 4, 2016.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
August 4, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 4, 2016