Form 10-Q
period 2016-09-30
Nuveen Long/Short Commodity Total Return Fund
filed 2016-11-08
CIK 1522699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 16,345,840 shares outstanding.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2016

Investments

Principal Amount (000)	Description	Coupon/ Yield	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 13,000	U.S. Treasury Bills	0.000%	10/13/16	Aaa	$12,999,415
34,000	U.S. Treasury Bills	0.000%	11/03/16	Aaa	33,994,118
22,000	U.S. Treasury Bills	0.000%	11/10/16	Aaa	21,995,072
42,000	U.S. Treasury Bills	0.000%	12/08/16	Aaa	41,985,762
14,000	U.S. Treasury Bills	0.000%	12/15/16	Aaa	13,994,414
11,500	U.S. Treasury Bills	0.000%	1/05/17	Aaa	11,491,364
16,000	U.S. Treasury Bills	0.000%	2/02/17	Aaa	15,982,288
9,000	U.S. Treasury Bills	0.000%	3/02/17	Aaa	8,986,347
26,500	U.S. Treasury Bills	0.000%	3/30/17	Aaa	26,442,866
13,200	U.S. Treasury Bills	0.000%	4/27/17	Aaa	13,164,373

$ 201,200	Total U.S. Government And Agency Obligations (cost $200,954,787)				$201,036,019

	Repurchase Agreements
$ 2,684	Repurchase Agreement with State Street Bank, dated 9/30/16, repurchase price $2,683,838, collateralized by $2,720,000 U.S. Treasury Notes, 1.000%, due 5/15/18, value $2,742,524	0.010%	10/03/16	N/A	$2,683,836

	Total Repurchase Agreements (cost $2,683,836)				$2,683,836

	Total Short-Term Investments (cost $203,638,623)				$203,719,855

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	December 2016	493	$24,743,670	$1,235,231
	NYMEX Crude Oil Futures Contract	Long	November 2016	509	24,554,160	634,839

	Total Crude Oil					1,870,070

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	December 2016	539	24,160,675	(1,525)
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2016	278	17,961,191	876,896

	Total Heating Oil					875,371

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2016	555	16,128,300	(639,136)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2016	158	9,709,132	291,058
	NYMEX Gasoline RBOB Futures Contract	Long	December 2016	102	6,145,826	54,848

	Total Unleaded Gas					345,906

	Total Energy					2,452,211

Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	166	7,918,200	(819,939)
	CBOT Soybean Futures Contract	Long	January 2017	210	10,072,125	(187,300)

	Total Soybean					(1,007,239)

	Corn
	CBOT Corn Futures Contract	Short	December 2016	667	(11,230,613)	250,075

	Wheat
	CBOT Wheat Futures Contract	Short	December 2016	411	(8,261,100)	726,988

	Sugar
	ICE Sugar Futures Contract	Long	March 2017	271	6,980,960	639,705

	Coffee
	ICE Coffee C Futures Contract	Long	December 2016	89	5,057,981	155,404

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2016	29	(868,840)	(2,901)

	Cocoa
	ICE Cocoa Futures Contract	Short	December 2016	123	(3,396,030)	265,185

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	167	3,350,688	101,172

	Cotton
	ICE Cotton Futures Contract	Long	December 2016	97	3,301,880	172,918

	Total Agriculture					1,301,307

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts(2)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Metals	Gold
	CEC Gold Futures Contract	Long	December 2016	156	$20,546,760	$(142,100)

	Silver
	CEC Silver Futures Contract	Long	December 2016	92	8,838,440	(280,860)

	Copper
	CEC Copper Futures Contract	Long	December 2016	110	6,078,875	52,907

	Total Metals					(370,053)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2016	35	(1,384,600)	225,120
	CME Live Cattle Futures Contract	Short	December 2016	192	(7,689,600)	794,420

	Total Live Cattle					1,019,540

	Lean Hogs
	CME Lean Hogs Futures Contract	Short	October 2016	56	(1,098,160)	261,653
	CME Lean Hogs Futures Contract	Short	December 2016	88	(1,547,920)	311,360

	Total Lean Hogs					573,013

	Total Livestock					1,592,553

	Total Futures Contracts outstanding			5,593		$4,976,018

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	December 2016	(76)	$46.00	$(357,960)
	NYMEX Crude Oil Futures Options	October 2016	(78)	46.50	(195,780)

	Total Crude Oil				(553,740)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2016	(96)	141.00	(567,303)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2016	(83)	2.85	(126,990)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2016	(39)	138.00	(180,180)

	Total Energy				(1,428,213)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2016	(56)	$920.00	$(114,100)

	Sugar
	ICE Sugar Futures Options	February 2017	(41)	17.00	(279,194)

	Coffee
	ICE Coffee C Futures Options	November 2016	(13)	132.50	(95,696)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(19,950)

	Cocoa
	ICE Cocoa Futures Options	November 2016	(19)	3,100.00	(1,520)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(25)	32.00	(28,650)

	Cotton
	ICE Cotton Futures Options	November 2016	(15)	62.00	(47,775)

	Total Agriculture				(586,885)

Metals	Gold
	CEC Gold Futures Options	November 2016	(24)	1,200.00	(283,680)

	Silver
	CEC Silver Futures Options	November 2016	(14)	16.25	(209,160)

	Total Metals				(492,840)

Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2016	(22)	68.00	(110)

	Total Livestock				(110)

	Total Call Options Written outstanding (premiums received $2,652,687)		(620)		$(2,508,048)

Put Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculture	Corn
	CBOT Corn Futures Options	November 2016	(102)	$390.00	$(276,675)

	Wheat
	CBOT Wheat Futures Options	November 2016	(63)	520.00	(372,881)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(20,710)

	Cocoa
	ICE Cocoa Futures Options	November 2016	(19)	3,100.00	(65,930)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(25)	32.00	(7,050)

	Total Agriculture				(743,246)

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Put Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2016	(35)	$120.00	$(306,950)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2016	(22)	68.00	(166,980)

	Total Livestock				(473,930)

	Total Put Options Written outstanding (premiums received $937,926)		(285)		$(1,217,176)

	Total Options Written outstanding (premiums received $3,590,613)		(905)		$(3,725,224)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The aggregate number of long and short futures contracts outstanding is 3,992 and 1,601, respectively.
(3)	The aggregate notional amount at value for long and short futures contracts outstanding is $195,548,863 and $(35,476,863), respectively.
(4)	The gross unrealized appreciation (depreciation) on futures contracts outstanding is $7,049,779 and $(2,073,761), respectively.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Short-term investments, at value:
U.S. government and agency obligations (cost $200,954,787 and $228,672,757)	$201,036,019	$228,580,099
Repurchase agreements (cost approximates value)	2,683,836	1,293,949
Deposits with brokers	34,521,295	40,100,175
Unrealized appreciation on futures contracts	7,049,779	3,698,613

Total assets	$245,290,929	$273,672,836

LIABILITIES
Options written, at value (premiums received $3,590,613 and $2,323,340, respectively)	$3,725,224	$2,283,151
Unrealized depreciation on futures contracts	2,073,761	1,146,669
Payable for distributions	1,471,114	—
Accrued expenses:
Conversion	280,435	427,718
Management fees	243,740	286,701
Independent Committee fees	30,369	30,574
Professional fees	293,159	308,014
Other	158,269	229,342

Total liabilities	8,276,071	4,712,169

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 16,345,840 shares issued and outstanding at September 30, 2016 and December 31, 2015	409,376,279	409,376,279
Accumulated undistributed earnings (deficit)	(172,361,421)	(140,415,612)

Total shareholders’ capital (Net assets)	237,014,858	268,960,667

Total liabilities and shareholders’ capital	$245,290,929	$273,672,836

Net assets	$237,014,858	$268,960,667
Shares outstanding	16,345,840	16,345,840

Net asset value per share outstanding (net assets divided by shares outstanding)	$14.50	$16.45

Market value per share outstanding	$13.22	$15.54

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2016 and September 30, 2015

and the Nine Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest	$251,756	$119,171	$712,392	$291,280

Total Investment Income	251,756	119,171	712,392	291,280

Expenses:
Management fees	763,121	873,582	2,382,538	2,662,183
Brokerage commissions	94,486	60,562	336,676	197,656
Conversion expenses	—	516,171	—	746,204
Custodian fees and expenses	25,452	22,553	72,871	80,709
Independent Committee fees and expenses	31,039	30,019	95,556	92,176
Professional fees	107,972	118,506	320,587	329,482
Shareholder reporting expenses	29,384	36,023	83,394	90,181
Licensing fees	61,571	70,889	192,123	219,646
Other expenses	2,314	11,078	9,586	25,073

Total expenses	1,115,339	1,739,383	3,493,331	4,443,310

Net investment income (loss)	(863,583)	(1,620,212)	(2,780,939)	(4,152,030)

Net realized gain (loss) from:
Short-term investments	11,473	—	11,468	177
Futures contracts	(7,928,611)	145,471	(27,229,766)	(6,237,273)
Options written	2,563,591	2,018,639	8,870,290	9,812,475
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(78,420)	71,633	173,890	161,011
Futures contracts	(1,921,771)	(1,347,940)	2,424,074	(3,172,701)
Options written	412,967	199,285	(174,800)	58,561

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(6,940,771)	1,087,088	(15,924,844)	622,250

Net income (loss)	$(7,804,354)	$(533,124)	$(18,705,783)	$(3,529,780)

Net income (loss) per weighted-average share	$(0.48)	$(0.03)	$(1.14)	$(0.22)
Weighted-average shares outstanding	16,345,840	16,345,840	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2016 (Unaudited) and the Year Ended December 31, 2015

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Shareholders’ capital-beginning of period	$268,960,667	$293,176,735
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,780,939)	(5,167,444)
Net realized gain (loss) from:
Short-term investments	11,468	336
Futures contracts	(27,229,766)	(9,480,921)
Options written	8,870,290	12,277,005
Change in net unrealized appreciation (depreciation) of:
Short-term investments	173,890	(87,321)
Futures contracts	2,424,074	(144,470)
Options written	(174,800)	(35,394)

Net income (loss)	(18,705,783)	(2,638,209)

Distributions to shareholders	(13,240,026)	(21,577,859)

Shareholders’ capital—end of period	$237,014,858	$268,960,667

Shares—beginning of period	16,345,840	16,345,840
Repurchase of shares	—	—

Shares—end of period	16,345,840	16,345,840

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(18,705,783)	$(3,529,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(277,760,306)	(203,485,263)
Proceeds from sales and maturities of U.S. government and agency obligations	306,129,582	220,999,978
Proceeds from (Purchases of) repurchase agreements, net	(1,389,887)	(2,654,562)
Premiums received for options written	12,103,152	15,033,624
Cash paid for options written	(1,965,589)	(5,003,287)
Amortization (Accretion) of short-term investments	(639,838)	(291,278)
(Increase) Decrease in:
Deposits with brokers	5,578,880	693,037
Other assets	—	(3,780)
Increase (Decrease) in:
Accrued conversion expenses	(147,283)	487,311
Accrued management fees	(42,961)	(29,548)
Accrued Independent Committee fees	(205)	931
Accrued professional fees	(14,855)	(38,264)
Accrued other expenses	(71,073)	(116,609)
Net realized (gain) loss from:
Short-term investments	(11,468)	(177)
Options written	(8,870,290)	(9,812,475)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(173,890)	(161,011)
Futures contracts	(2,424,074)	3,172,701
Options written	174,800	(58,561)

Net cash provided by (used in) operating activities	11,768,912	15,202,987

Cash flows from financing activities:
Cash distributions paid to shareholders	(11,768,912)	(15,202,987)

Net cash provided by (used in) financing activities	(11,768,912)	(15,202,987)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the proposed rule through September 9, 2016. On September 9, 2016, the SEC further extended the review period for up to an additional 90 days. The SEC may take action on the proposed rule at any time during this review period, and may further extend the review period for up to an additional 60 days. If the SEC approves the proposed rule at the conclusion of the review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. In the event that the proposed rule is not approved, the Manager will consider all available options, including liquidation of the Fund. As of September 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

September 30, 2016

1. Organization (Continued)

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

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior day’s “mark-to-market” of the open contracts. If the Fund has unrealized appreciation, the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely, if the Fund has unrealized depreciation, the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of long and short futures contracts outstanding during the nine months ended September 30, 2016 and the year ended December 31, 2015 was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Average number of long and short futures contracts outstanding*	4,379	3,782

*	The average number of contracts is calculated based on the absolute aggregate number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund wrote call and put options on futures contracts.

The Fund did not purchase options on futures contracts during the nine months ended September 30, 2016 and the year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as performance is expected from the counterparty.

Transactions in both call and put options written during the nine months ended September 30, 2016 and the year ended December 31, 2015, were as follows:

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	705	$2,323,340	597	$2,636,904
Options written	4,882	12,103,152	4,982	18,059,094
Options terminated in closing purchase transactions	(1,596)	(3,589,934)	(1,872)	(7,032,710)
Options expired	(1,141)	(1,845,858)	(701)	(1,206,726)
Options exercised	(1,945)	(5,400,087)	(2,301)	(10,133,222)

Outstanding, end of period	905	$3,590,613	705	$2,323,340

The average number of both call and put options written outstanding during the nine months ended September 30, 2016 and the year ended December 31, 2015, was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Average number of options written outstanding*	775	704

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$2,683,836	$(2,683,836)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,293,949	$(1,293,949)	$—

*	As of September 30, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of September 30, 2016 and December 31, 2015 was $2,742,524 and $1,321,469, respectively.

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

September 30, 2016

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

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Level 3—Prices are determined using significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$201,036,019	$—	$201,036,019
Repurchase Agreements	—	2,683,836	—	2,683,836
Investments in Derivatives:
Futures Contracts*	4,976,018	—	—	4,976,018
Options Written	(3,725,224)	—	—	(3,725,224)

Total	$1,250,794	$203,719,855	$—	$204,970,649

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$228,580,099	$—	$228,580,099
Repurchase Agreements	—	1,293,949	—	1,293,949
Investments in Derivatives:
Futures Contracts*	2,551,944	—	—	2,551,944
Options Written	(2,283,151)	—	—	(2,283,151)

Total	$268,793	$229,874,048	$—	$230,142,841

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.

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

September 30, 2016

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

September 30, 2016

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2016

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

September 30, 2016

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2016
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$7,049,779	Unrealized depreciation on futures contracts	$2,073,761
Commodity	Call Options	—	—	Options written, at value	2,508,048
Commodity	Put Options	—	—	Options written, at value	1,217,176
Total			$7,049,779		$5,798,985

		December 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,698,613	Unrealized depreciation on futures contracts	$1,146,669
Commodity	Call Options	—	—	Options written, at value	160,940
Commodity	Put Options	—	—	Options written, at value	2,122,211
Total			$3,698,613		$3,429,820

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2016 and September 30, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net realized gain (loss) from:
Futures contracts	$(27,229,766)	$(6,237,273)
Options written (call options)	4,423,400	1,472,295
Options written (put options)	4,446,890	8,340,180
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$2,424,074	$(3,172,701)
Options written (call options)	76,611	(102,641)
Options written (put options)	(251,411)	161,202

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

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

The Fund did not have any transactions in share repurchases during the nine months ended September 30, 2016 and the year ended December 31, 2015.

NUVEEN LONG/SHORT COMMODITY TOTAL RETURN FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$15.25	$17.02	$16.45	$17.94
Net investment income (loss)	(0.05)	(0.10)	(0.17)	(0.25)
Net realized and unrealized gain (loss)	(0.43)	0.07	(0.97)	0.03
Distributions	(0.27)	(0.30)	(0.81)	(1.03)

Net asset value per share—end of period	$14.50	$16.69	$14.50	$16.69

Market Value:
Market value per share—beginning of period	$14.84	$16.43	$15.54	$16.60

Market value per share—end of period	$13.22	$16.00	$13.22	$16.00

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.41)%	(2.32)%	(1.46)%	(1.95)%

Expenses	1.83%	2.49%	1.83%	2.09%

Total Returns:(b)
Based on Net Asset Value	(3.16)%	(0.19)%	(7.11)%	(1.29)%

Based on Market Value	(9.17)%	(0.80)%	(10.10)%	2.60%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On May 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the proposed rule through September 9, 2016. On September 9, 2016, the SEC further extended the review period for up to an additional 90 days. The SEC may take action on the proposed rule at any time during this review period, and may further extend the review period for up to an additional 60 days. If the SEC approves the proposed rule at the conclusion of the review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. In the event that the proposed rule is not approved, the Manager will consider all available options, including liquidation of the Fund. As of September 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the Investment Company Act of 1940, as amended. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Results of Operations

The Quarter Ended September 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.22 on the close of business on September 30, 2016. This represents a decrease of 10.92% in share price (not including an assumed reinvestment of distributions) from the $14.84 price at which the shares of the Fund traded on the close of business on June 30, 2016. The high and low intra-day share prices for the quarter were $14.85 (July 6, 2016) and $13.06 (September 28, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on October 3, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -9.17%. At September 30, 2016, shares of the Fund traded at a 8.83% discount to the Fund’s net asset value of $14.50 per share.

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

The Quarter Ended September 30, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $249.2 million at June 30, 2016, to $237.0 million at September 30, 2016, a decrease of $12.2 million. The decrease in the Fund’s net assets was due to $4.4 million of distributions to shareholders and a net loss of $7.8 million.

The Fund generated a net loss of $7.8 million for the quarter ended September 30, 2016, resulting from expenses of $1.1 million, net realized losses of $5.4 million and an increase in net unrealized depreciation of $1.6 million, offset by interest income of $0.3 million. During the quarter ended September 30, 2016, the Fund’s collateral investments generated interest income of $251,756, which represents 0.10% of average net assets for the quarter ended September 30, 2016.

The net asset value per share on September 30, 2016, was $14.50. This represents a decrease of 4.92% in net asset value (not including an assumed reinvestment of distributions) from the $15.25 net asset value as of June 30, 2016. During the quarter, the Fund declared distributions totaling $0.270 per share to shareholders, of which $0.090 was paid on October 3, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -3.16% for the quarter ended September 30, 2016.

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

The Quarter Ended September 30, 2016 – Overall Commodity Market Commentary

After a strong second quarter, the broad commodity market reversed course in the third quarter, as measured by the Bloomberg Commodity Index (BCOM).

Weather drove losses in grain commodities and boosted soft commodities. Corn and wheat prices sank as ideal grain growing conditions in the U.S. boosted crop yield estimates. Conversely, unfavorable weather in India and Brazil hurt sugar and coffee production expectations, respectively, driving prices higher. Also during the quarter, the U.S. National Oceanic and Atmospheric Administration (NOAA) removed its La Niña watch for winter 2017, thereby removing some uncertainty and possibly applying downward pressure on prices for grain commodities.

Excess inventory also continued to weigh on the energy and livestock markets. The ongoing supply glut in crude oil dampened prices early in the quarter. But, later in the quarter, the Organization of the Petroleum Exporting Countries (OPEC) began hinting at, then agreed to, a production cut, which helped petroleum markets to partially recover earlier losses. Livestock, however, suffered a double-digit decline in the BCOM for the quarter, with robust supply of both cattle and lean hogs driving their futures prices lower.

Currency fluctuations also contributed to commodity price volatility during the quarter. Speculation on the timing of the U.S. Federal Reserve’s (the “Fed”) next interest rate increase drove volatility in the U.S. dollar (in which all of the Fund’s commodities are priced), as did the release of key economic data reports such as payroll, employment and consumer confidence. Shifting sentiment about the U.K.’s vote to leave the European Union, known as Brexit, caused U.K. sterling to drop to a 31 year low in early July, then rally when the Bank of England (BOE) took no action, then fall again when the BOE announced a large stimulus program. Adding to currency volatility during the quarter were concerns about a banking crisis in Italy and the European Central Bank’s decision not to extend its bond buying program.

The long-only BCOM declined 3.9% in the third quarter, while the Fund’s benchmark, the Morningstar® Long/Short Commodity IndexSM (the “Index”), rose 1.3% for the quarter. Within the Index, the livestock and energy groups experienced positive returns, the metals group was flat and the agriculture group posted a loss.

The Quarter Ended September 30, 2015 – Overall Commodity Market Commentary

The broad commodity market, as measured by the long-only BCOM, declined 14.5% during the third quarter of 2015. Declines were widespread, with all six commodity groups in the BCOM finishing the quarter lower. By comparison, the Index posted a small positive return of 0.4% for the quarter. Within the Index, at the commodity group level, metals and livestock delivered gains, agriculture declined, and energy was flat.

The largest group by weight, energy commodities represented 50.4% of the Index at the end of the period. In the broad market, the energy group led the BCOM’s decline, down 22.4% for the quarter. An ongoing supply glut, particularly for crude oil, and global macroeconomic worries, especially in China, weighed heavily on energy prices. The finalization of Iran’s nuclear deal, which lifts sanctions on oil exports, also disrupted oil markets, even though Iranian exports aren’t expected to impact the global oil supply until 2016. WTI and Brent crude were the worst-performing individual commodities in the BCOM, falling 27.4% and 26.3%, respectively. The Index maintained flat positions across all energy commodities for the period.

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

In the metals group, gold, silver and copper collectively represented 15.9% of the Index at the end of the period. Gold and silver prices were choppy in the broad market over the quarter, driven by global macroeconomic concerns, fluctuating currencies and the Fed’s decision to leave interest rates unchanged at its September meeting. Copper continued its decline on concerns about China’s economy, which currently accounts for 43% of the world’s copper demand. Investors reacted negatively to the country’s unexpected currency devaluation and other policy measures taken seeking to counteract its slackening growth rate. Adding to the bearish tone were rumors of inventory reductions and/or liquidations following the collapse of Swiss mining giant Glencore PLC’s stock price. The Index’s short positions across all three metals commodities resulted in a 6.3% gain for the quarter.

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

The Quarter Ended September 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was down 2.9% for the quarter (before considering the expenses of the Fund or the performance of its collateral portfolio). The Fund outperformed the BCOM, which fell 3.9%, but lagged the Index, which was up 1.3%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -3.16%.

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

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in West Texas Intermediate (WTI) crude oil, natural gas and soybean oil, which contributed positively to performance. It is important to remember that a key driver of the Index’s long (and short) positions is the upward (or downward) momentum in the prices of its constituents relative to the moving averages of commodity prices. The Fund’s commodity portfolio long and short/flat positions share the same drivers as the Index, but are established more actively and with greater frequency (intra-month versus the Index’s once per month methodology). This dependence on momentum puts the Index and the Fund’s commodity portfolio at risk to price patterns that seem to demonstrate upward momentum (causing a shift from short/flat to long) but then shift to an equally compelling semblance of downward momentum (causing a shift from long to short/flat). This phenomenon is customarily described as a “whipsaw,” and the Fund’s greater potential for trading activity exposes it to greater whipsaw risk than the more passive Index in certain periods.

On an absolute performance basis, the Fund’s results fell short of the Index’s in the energy and metals groups, but outperformed in the agriculture and livestock groups.

The Fund’s relative underperformance in the energy group was driven by a volatile price environment across the energy complex that caused the Fund to suffer whipsaw effect, most prominently in its WTI crude, Brent crude, heating oil, and natural gas positions. In the metals group, price volatility in copper futures hampered the Fund’s relative performance. The Fund switched between long and short positions as positive economic data from China provided bullish support to prices, while a stronger U.S. dollar and the potential for higher U.S. interest rates weighed on prices. The Index remained short copper the entire quarter, outperforming the Fund.

Conversely, the Fund’s agriculture position performed well relative to the Index’s. The Fund’s soybean oil position was aided by more favorable timing in position changes during July and August and the extra premium collected from selling additional options contracts during the position shifts. The Fund’s corn position benefited from establishing a long position earlier in the price rally than the Index, thereby capturing more of the price appreciation. In the livestock group, the Fund’s lean hogs position flipped to a short position with more advantageous timing than the Index did, as well as sold put options on lean hogs during the position change that contributed additional premium, boosting relative outperformance.

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

The Nine Months Ended September 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.22 on the close of business on September 30, 2016, a decrease of 14.93% in share price (not including an assumed reinvestment of distributions) from the $15.54 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the nine month period were $15.72 (January 12, 2016) and $13.06 (September 28, 2016), respectively. During the nine month period, the Fund declared distributions totaling $0.810 per share to shareholders, of which $0.090 was paid on October 3, 2016. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -10.10%. At September 30, 2016, shares of the Fund traded at a 8.83% discount to the Fund’s net asset value of $14.50 per share.

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

The Nine Months Ended September 30, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $269.0 million at December 31, 2015, to $237.0 million at September 30, 2016, a decrease of $32.0 million. The decrease in the Fund’s net assets was due to approximately $13.3 million of distributions to shareholders and a net loss of $18.7 million.

The Fund generated a net loss of $18.7 million for the nine month period ended September 30, 2016, resulting from expenses of $3.5 million and net realized losses of $18.3 million, offset by interest income of $0.7 million and an increase in net unrealized appreciation of $2.4 million. During the nine month period ended September 30, 2016, the Fund’s collateral investments generated interest income of $712,392, which represents 0.28% of average net assets for the nine month period ended September 30, 2016.

The net asset value per share on September 30, 2016, was $14.50. This represents a decrease of 11.85% in net asset value (not including an assumed reinvestment of distributions) from the $16.45 net asset value as of December 31, 2015. During the nine month period, the Fund declared distributions totaling $0.810 per share to shareholders, of which $0.090 was paid on October 3, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -7.11% for the nine month period ended September 30, 2016.

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

The Nine Months Ended September 30, 2016 – Overall Commodity Market Commentary

Commodities broadly delivered positive performance in the nine month period, up 8.9%% as measured by the long-only BCOM. Early in 2016, the broad commodity market suffered declines amid fears about China’s economic deceleration and the ongoing supply glut in oil. In the following months, these concerns lessened, adverse weather conditions provided upside to grain and soft commodity prices, and low global interest rates and Brexit-related worries spurred renewed demand for gold. The turnaround in sentiment led to a strong rally in nearly every commodity sector during the second quarter. However, the BCOM swung to a modest loss in the third quarter on bearish news for grain supplies due to a boost in crop yield estimates and waning optimism about the pace of the oil market’s rebalancing.

The Index ended the nine-month period down 2.9%. Within the Index, the agriculture and metals groups declined, while livestock and energy delivered positive returns.

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

The Nine Months Ended September 30, 2016 – Fund Commodity Portfolio

The Fund’s commodity portfolio lost 6.4% for the nine month period (before considering the expenses of the Fund or the performance of its collateral portfolio). The Fund underperformed both the BCOM, which appreciated 8.9%, and the Index, which was down 2.9%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was -7.11%.

The Fund may write – that is, sell – put and call options on up to 25% of the value of each of the Fund’s commodity futures contracts. During the period, Gresham generally wrote options on approximately 15% of each commodity futures contract seeking to limit return volatility and to provide cash flow to support the Fund’s distributions. The Fund receives cash premiums in return for writing options. If the Fund holds a long position in a specific commodity, it will sell covered calls on those contracts; if a short position is held, it will sell covered puts on contracts in that commodity. Typically, the options sold are at or in the money, and the Fund receives cash for the related premiums. Though the majority of the Fund’s option positions expire in the money, which can limit the Fund’s full participation in gains related to that commodity position, they are an important tool for reducing the Fund’s return volatility. For the period, the Fund had slightly higher volatility than the Index, as measured by standard deviation of NAV return. The volatility in the commodity markets, in particular for energy commodities, caused excess trading in the Fund and exposed it to whipsaw (as explained below). This resulted in higher volatility for the Fund’s commodity portfolio relative to the Index, which remained mostly flat for most energy commodities during the period.

The Fund has the flexibility to sell both puts and calls on a single commodity, should such commodity “flip” positions (i.e., go from a long position to a short position) during the life of a particular option. In this case, the Fund can collect additional premiums. During the period, the Fund did so in WTI crude oil, natural gas, soybeans, soybean meal, soybean oil, gold, silver and lean hogs, which contributed positively to performance.

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

On an absolute performance basis, for the nine-month period, the Fund trailed the Index in the energy and livestock groups, but outpaced the Index in the agriculture and metals groups.

The Fund’s energy position suffered negative performance due to the high level of trading activity. In the second quarter, the Fund initiated trading activity in petroleum products (whereas the Index stayed flat almost the entire quarter), and price volatility in energy commodities diminished the Fund’s performance in comparison to the Index. The choppy trading environment persisted into the third quarter, which caused whipsaw in the Fund’s WTI crude oil, Brent crude oil, heating oil, gas oil and natural gas positions and led to negative performance. The Index remained largely flat or switched positions fewer times during the third quarter.

In the livestock group, the Fund slightly underperformed the Index. A small relative outperformance in the Fund’s lean hogs position was offset by relative underperformance in live cattle.

The Fund’s agriculture position outperformed the Index’s position largely due to soybean meal, sugar and corn, where the Fund recorded profits from more favorable timing in its long-short position changes throughout the nine-month period. In the metals group, a relative outperformance in gold helped offset relative weakness in silver and copper, providing the Fund a slight performance edge over the Index.

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

Fund Total Returns

The following table presents selected total returns for the Fund and Index as of September 30, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2016
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	-9.17%	-10.10%	-11.06%	-7.06%
Net Asset Value	-3.16%	-7.11%	-6.82%	-4.59%
Index	1.26%	-2.89%	-1.50%	0.61%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s commodity portfolio and the Index as of September 30, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s commodity portfolio compared to that of the Index as of September 30, 2016.

		Fund		Index
Commodity Group	Commodity	Exposure(1)	Composition	Exposure(1)	Composition
Energy	Crude Oil-Brent	Long	10.46%	Long	10.72%
	Crude Oil-WTI	Long	10.37%	Flat	10.08%
	Heating Oil	Long	17.80%	Long	17.93%
	Natural Gas	Long	6.91%	Flat	7.09%
	Unleaded Gas	Long	6.68%	Flat	6.55%

			52.22%		52.37%

Agriculture	Soybean	Long	7.62%	Long	7.55%
	Corn	Short	4.72%	Short	4.78%
	Wheat	Short	3.51%	Short	3.53%
	Sugar	Long	2.98%	Long	2.96%
	Coffee	Long	2.14%	Long	2.12%
	Soybean Meal	Short	1.57%	Long	1.57%
	Cocoa	Short	1.48%	Short	1.48%
	Soybean Oil	Long	1.42%	Long	1.42%
	Cotton	Long	1.40%	Long	1.40%

			26.84%		26.81%

Metals	Gold	Long	8.74%	Long	8.69%
	Silver	Long	3.75%	Long	3.75%
	Copper	Long	2.45%	Short	2.46%

			14.94%		14.90%

Livestock	Live Cattle	Short	4.53%	Short	4.49%
	Lean Hogs	Short	1.47%	Short	1.43%

			6.00%		5.92%

Total			100.00%		100.00%

(1)	The Fund and the Index may take long and short positions on commodity futures contracts. The Fund and the Index will not short energy futures contracts due to prices of energy futures contracts generally being more sensitive to geopolitical events than to economic factors. References to a flat position, if any, mean that instead of taking a futures contracts position (long or short) when market signals dictate, the Fund will not have a futures contract position for that commodity, and will instead hold cash. The Fund may also have flat positions in other commodity groups for short periods of time in the course of implementing its investment strategy.

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

The Fund’s shares trade on the NYSE MKT, and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On March 14, 2013, the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the nine months ended September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures contracts and the options on futures contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2016.

Long Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	December 2016	493	$50.1900	1,000	$24,743,670
	NYMEX Crude Oil Futures Contract	Long	November 2016	509	48.2400	1,000	24,554,160
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	December 2016	539	448.2500	100	24,160,675
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2016	278	1.5383	42,000	17,961,191
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2016	555	2.9060	10,000	16,128,300
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2016	158	1.4631	42,000	9,709,132
	NYMEX Gasoline RBOB Futures Contract	Long	December 2016	102	1.4346	42,000	6,145,826
Agriculture	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	166	9.5400	5,000	7,918,200
	CBOT Soybean Futures Contract	Long	January 2017	210	9.5925	5,000	10,072,125
	Sugar
	ICE Sugar Futures Contract	Long	March 2017	271	0.2300	112,000	6,980,960
	Coffee
	ICE Coffee C Futures Contract	Long	December 2016	89	1.5155	37,500	5,057,981
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	167	0.3344	60,000	3,350,688
	Cotton
	ICE Cotton Futures Contract	Long	December 2016	97	0.6808	50,000	3,301,880
Metals	Gold
	CEC Gold Futures Contract	Long	December 2016	156	1,317.1000	100	20,546,760
	Silver
	CEC Silver Futures Contract	Long	December 2016	92	19.2140	5,000	8,838,440
	Copper
	CEC Copper Futures Contract	Long	December 2016	110	2.2105	25,000	6,078,875

Short Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculture	Corn
	CBOT Corn Futures Contract	Short	December 2016	667	$3.3675	5,000	$(11,230,613)
	Wheat
	CBOT Wheat Futures Contract	Short	December 2016	411	4.0200	5,000	(8,261,100)
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Short	December 2016	29	299.6000	100	(868,840)
	Cocoa
	ICE Cocoa Futures Contract	Short	December 2016	123	2,761.0000	10	(3,396,030)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Short	October 2016	35	0.9890	40,000	(1,384,600)
	CME Live Cattle Futures Contract	Short	December 2016	192	1.0013	40,000	(7,689,600)
	Lean Hogs
	CME Lean Hogs Futures Contract	Short	October 2016	56	0.4903	40,000	(1,098,160)
	CME Lean Hogs Futures Contract	Short	December 2016	88	0.4398	40,000	(1,547,920)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	December 2016	(76)	$46.00	$(357,960)
	NYMEX Crude Oil Futures Options	October 2016	(78)	46.50	(195,780)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2016	(96)	141.00	(567,303)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2016	(83)	2.85	(126,990)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2016	(39)	138.00	(180,180)
Agriculture	Soybean
	CBOT Soybean Futures Options	October 2016	(56)	920.00	(114,100)
	Sugar
	ICE Sugar Futures Options	February 2017	(41)	17.00	(279,194)
	Coffee
	ICE Coffee C Futures Options	November 2016	(13)	132.50	(95,696)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(19,950)
	Cocoa
	ICE Cocoa Futures Options	November 2016	(19)	3,100.00	(1,520)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(25)	32.00	(28,650)
	Cotton
	ICE Cotton Futures Options	November 2016	(15)	62.00	(47,775)
Metals	Gold
	CEC Gold Futures Options	November 2016	(24)	1,200.00	(283,680)
	Silver
	CEC Silver Futures Options	November 2016	(14)	16.25	(209,160)
Livestock	Lean Hogs
	CME Lean Hogs Futures Options	October 2016	(22)	68.00	(110)

Commodity Put Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculture	Corn
	CBOT Corn Futures Options	November 2016	(102)	$390.00	$(276,675)
	Wheat
	CBOT Wheat Futures Options	November 2016	(63)	520.00	(372,881)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(19)	300.00	(20,710)
	Cocoa
	ICE Cocoa Futures Options	November 2016	(19)	3,100.00	(65,930)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(25)	32.00	(7,050)
Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2016	(35)	120.00	(306,950)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2016	(22)	68.00	(166,980)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2016, the Fund held U.S. Treasury bills worth $201,036,019 with a par value of $201,200,000, and a repurchase agreement worth $2,683,836.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2016.

c) On March 14, 2013, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 1,800,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 1,775,000 shares). During the nine month period ended September 30, 2016, the Fund did not repurchase any shares. A cumulative total of 2,455,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 8, 2016.

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

Nuveen Commodities Asset Management, LLC Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer)
November 8, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 8, 2016